Form 10QSB
period 2004-09-30
HARDWOOD DOORS & MILLING SPECIALITIES INC
filed 2004-10-29
CIK 1124074

U.S. Securities and Exchange Commission
                             Washington, D.C.  20549
                                   Form 10-QSB
(Mark  One)
[ X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For  the  quarterly  period  ended  September  30,  2004

[  ]  TRANSITION  REPORT  UNDER  SECTION  13  OR  15(d)  OF  THE  EXCHANGE  ACT
     For  the  transition  period  from  _____________  to  ______________

                        Commission file number: 000-50830

                  HARDWOOD DOORS AND MILLING SPECIALITIES, INC.
        (Exact name of small business issuer as specified in its charter)


               NEVADA                                 88-0343804
                                                 -------------------
(State  or  other  jurisdiction                    (IRS  Employer
of  incorporation  or  organization)             identification No.)


                       4302 HOLLOW ROAD, LOGAN, UTAH 84321
                    (Address of principal executive offices)

                                 (435) 245-6004
                           (Issuer's telephone number)

                                 NOT APPLICABLE
    (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X] No [ ]

      APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING
                            THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under plan confirmed by a court. Yes ____ No ____

                      APPLICABLE ONLY TO CORPORATE ISSUERS

The aggregate number of shares issued and outstanding of the issuer's common stock as of September 30, 2004 was 23,100,000 shares of $0.001par value.

Transitional  Small  Business  Disclosure  Format  (Check one): Yes [  ]  No [X]



                                  FORM 10-QSB
                  HARDWOOD DOORS AND MILLING SPECIALITIES, INC.

                                      INDEX

                                                                          Page
PART I..  Financial Information
          Item 1.  Unaudited Financial Statements                            3

          Balance Sheets Septemeber 30, 2004(unaudited) and December 31,
          2003(audited)                                                      4

          Unaudited Statements of Operations for the Three and Nine
          Months Ended September 30, 2004 and 2003 and since inception
          December 18, 1994 through September 30, 2004                       5

          Statements of Cash Flows for the Nine Months Ended September
          30, 2004 and 2003 and Since Inception December 18, 1994
          Through September 30, 2004                                         6

          Notes to Unaudited Financial Statements                            7

          Item 2.  Management's Discussion and Analysis of Financial
          Condition or Plan of Operation                                  8-11

          Item 3.  Controls and Procedures                                  11

PART II.  Other Information

          Item 2.  Changes in Securities and Use of Proceeds                11

          Item 6.  Exhibits and Reports on Form 8-K                         11

          Signatures                                                        12

(Inapplicable  items  have  been  omitted)

PART  I-  FINANCIAL  INFORMATION

ITEM  1.  CONSOLIDATED  FINANCIAL  STATEMENTS

In the opinion of management, the accompanying unaudited financial statements included in this Form 10-QSB reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.



                     HARDWOOD DOORS & MILLING SPECIALTIES, INC.
                     ------------------------------------------
                           (A Development Stage Company)
                           -----------------------------
                                   BALANCE SHEETS
                                   --------------



                                                      September 30,   December 31,
                                                          2004            2003
                      ASSETS                            (Unaudited)      (Audited)
---------------------------------------------------  ---------------  ------------
Current assets:
     Cash . . . . . . . . . . . . . . . . . . . . .  $        5,419         16,708
                                                     ---------------  -------------

          Total current assets. . . . . . . . . . .  $        5,419         16,708
                                                     ===============  =============


              LIABILITIES AND STOCKHOLDERS' EQUITY
           -----------------------------------------

Current liabilities:
     Accrued expenses . . . . . . . . . . . . . . .  $            -            545
                                                     ---------------  -------------

          Total current liabilities . . . . . . . .               -            545
                                                     ===============  =============

Commitments and contingencies

Stockholders' equity:
Preferred stock, $.001 par value, 10,000,000 shares
  authorized, no shares issued and outstanding. . .               -              -
Common stock, $.001 par value, 50,000,000 shares
  authorized, 23,100,000 and 23,100,000 shares
       issued and outstanding, respectively . . . .          23,100         23,100
Additional paid-in capital. . . . . . . . . . . . .         124,900        124,900
Deficit accumulated during the development stage. .        (142,581)      (131,837)
                                                     ---------------  -------------

     Total stockholders' equity . . . . . . . . . .           5,419         16,163
                                                     ---------------  -------------

     Total liabilities and stockholders' equity . .  $        5,419         16,708
                                                     ===============  =============



                              HARDWOOD DOORS & MILLING SPECIALTIES, INC.
                              ------------------------------------------
                                     (A Development Stage Company)
                                  UNAUDITED STATEMENTS OF OPERATIONS
                                  ----------------------------------


                                              Three Months Ended       Nine Months Ended
                                                 September 30,           September 30,       Cumulative
                                           -----------------------  -----------------------
                                               2004        2003        2004         2003      Amounts
                                           ------------  ---------  -----------  ----------  ----------
Revenue . . . . . . . . . . . . . . . . .  $         -           -           -           -          -

General and administrative costs. . . . .        2,636           -      10,744         360     20,396
                                           ------------  ---------  -----------  ----------  ----------

     Loss before income taxes . . . . . .       (2,636)          -     (10,744)       (360)   (20,396)

Provision for income taxes. . . . . . . .            -           -           -           -          -
                                           ------------  ---------  -----------  ----------  ----------

     Loss before discontinued operations.  $    (2,636)          -     (10,744)       (360)   (20,396)
                                           ============  =========  ===========  ==========  ==========


 Loss from discontinued operations,
     net of taxes of $0 . . . . . . . . .            -           -           -           -   (122,185)
                                           ------------  ---------  -----------  ----------  ----------

       Net loss . . . . . . . . . . . . .  $    (2,636)          -     (10,744)       (360)  (142,581)
                                           ============  =========  ===========  ==========  ==========

Loss per common share - basic and diluted  $         -           -           -           -
                                           ============  =========  ===========  ==========

Weighted average common shares -
  basic and diluted . . . . . . . . . . .   23,100,000   6,563,000  23,100,000   6,563,000
                                           ============  =========  ===========  ==========



                   HARDWOOD DOORS & MILLING SPECIALTIES, INC.
                   ------------------------------------------
                          (A Development Stage Company)
                       UNAUDITED STATEMENTS OF CASH FLOWS
                       ----------------------------------


                                               Nine Months Ended
                                                  September 30,   Cumulative
                                               -----------------
                                                 2004      2003    Amounts
                                               ---------  ------  ----------
Cash flows from operating activities:
---------------------------------------------
  Net loss. . . . . . . . . . . . . . . . . .  $(10,744)   (360)  (142,581)
Adjustments to reconcile net loss to net cash
  used in operating activities:
     Increase (decrease) in accrued expenses.      (545)      -          -
                                               ---------  ------  ----------

     Net cash used in operating activities. .   (11,289)   (360)  (142,581)
                                               ---------  ------  ----------

Cash flows from investing activities: . . . .         -       -          -
---------------------------------------------  ---------  ------  ----------

Cash flows from financing activities:
---------------------------------------------
  Proceeds from issuance of common stock. . .         -       -    148,000
  Proceeds from notes payable . . . . . . . .         -       -     52,500
  Payments on notes payable . . . . . . . . .         -       -    (52,500)
                                               ---------  ------  ----------

Net cash provided by financing activities . .         -       -    148,000
                                               ---------  ------  ----------


     Net increase (decrease) in cash. . . . .   (11,289)   (360)     5,419

Cash, beginning of period . . . . . . . . . .    16,708   2,959          -
                                               ---------  ------  ----------

Cash, end of period . . . . . . . . . . . . .  $  5,419   2,599      5,419
                                               =========  ======  ==========


                  HARDWOOD DOORS AND MILLING SPECIALTIES, INC.
                  --------------------------------------------
                          (A Development Stage Company)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                     ---------------------------------------
                               September 30, 2004
                               ------------------



Note  1  -  Basis  of  Presentation
-----------------------------------

The accompanying unaudited condensed financial statements have been prepared by management in accordance with the instructions in Form 10-QSB and, therefore, do not include all information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with the Company's Form 10-SB for the year ended December 31, 2003, filed with the Securities and Exchange Commission. These statements do include all normal recurring adjustments which the Company believes necessary for a fair presentation of the statements. The interim operations are not necessarily indicative of the results to be expected for the full year ended December 31, 2004.

Note  2  -  Additional  Footnotes  Included  By  Reference
----------------------------------------------------------

Except as indicated in Notes above, there have been no other material changes in the information disclosed in the notes to the financial statements included in the Company's Form 10-SB for the year ended December 31, 2003, filed with the Securities and Exchange Commission. Therefore, those footnotes are included herein by reference.

Note  3  -  Going  Concern
--------------------------

At September 30, 2004 the Company has an accumulated deficit, has incurred losses since inception as well as negative cash flow from operations. These conditions raise substantial doubt about he ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company's ability to continue as a going concern is subject to obtaining necessary funding from outside sources. There can be no assurance that the Company will be successful in these efforts.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

FORWARD-LOOKING  STATEMENT  NOTICE

When used in this report, the words"may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend," and similar expressions are intended to identify forward-looking statements within the meaning of Section 27a of the Securities Act of 1933 and Section 21e of the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect the Company's future plans of operations, business strategy, operating results, and financial position. Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors. Such factors are discussed under the "Item 2. Management's Discussion and Analysis of Financial Condition or Plan of Operations," and also include general economic factors and conditions that may directly or indirectly impact the Company's financial condition or results of operations.

OUR  HISTORY

We were formed as a Nevada corporation on December 18, 1994, originally under the name of American Outdoorsman, Inc. to manage sporting goods stores. We were unsuccessful in commencing any business operations. On May 24, 2000, we changed our name to Hardwood Doors & Milling Specialities, Inc. (Hardwood Doors) with the intent to focus on marketing and distributing hardwood interior and exterior doors and accessories via direct sales and the internet. The Company commenced limited operations and was not successful with the intended business.

As of September 1, 2002, we ceased operations and have focused our efforts on seeking a viable business opportunity. The Company will attempt to locate and negotiate with a business entity for the merger of that target company into the Company. In certain instances, a target company may wish to become a subsidiary of the Company or may wish to contribute assets to the Company rather than merge. No assurances can be given that the Company will be successful in locating or negotiating with any target company. The Company will provide a method for a foreign or domestic private company to become a reporting ("public") company whose securities are qualified for trading in the United States secondary market.

OUR  BUSINESS

We  have  not  had  ongoing  business  operations  since  September  1,  2002.

Hardwood Doors intends to seek, investigate, and if warranted, acquire an interest in a business opportunity. We are not restricting our search to any particular industry or geographical area. We may therefore engage in essentially any business in any industry. Our management has unrestricted discretion in seeking and participating in a business opportunity, subject to the availability of such opportunities, economic conditions and other factors.

The selection of a business opportunity in which to participate is complex and extremely risky and will be made by management in the exercise of its business judgment. There is no assurance that we will be able to identify and acquire any business opportunity which will ultimately prove to be beneficial to our company and shareholders.

Because we have no specific business plan or expertise, our activities are subject to several significant risks. In particular, any business acquisition or participation we pursue will likely be based on the decision of management without the consent, vote, or approval of our shareholders.

SOURCES  OF  OPPORTUNITIES

We anticipate that business opportunities may arise from various sources, including officers and directors, professional advisers, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals.

We will seek potential business opportunities from all known sources, but will rely principally on the personal contacts of our officers and directors as well as indirect associations between them and other business and professional people. Although we do not anticipate engaging professional firms specializing in business acquisitions or reorganizations, we may retain such firms if management deems it in our best interests. In some instances, we may publish notices or advertisements seeking a potential business opportunity in financial or trade publications.

CRITERIA

We will not restrict our search to any particular business, industry or geographical location. We may acquire a business opportunity in any stage of development. This includes opportunities involving "start up" or new companies. In seeking a business venture, management will base their decisions on the business objective of seeking long-term capital appreciation in the real value of our company. We will not be controlled by an attempt to take advantage of an anticipated or perceived appeal of a specific industry, management group, or product.

In analyzing prospective business opportunities, management will consider the following factors:

     -    available  technical,  financial  and  managerial  resources;
     -    working  capital  and  other  financial  requirements;
     -    the  history  of  operations,  if  any;
     -    prospects  for  the  future;
     -    the  nature  of  present  and  expected  competition;
     - the quality and experience of management services which may be available and the depth of the management;
     -    the  potential  for  further  research,  development  or  exploration;
     -    the  potential  for  growth  and  expansion;
     -    the  potential  for  profit;
     - the perceived public recognition or acceptance of products, services, trade or service marks, name identification; and other relevant factors.

Generally, our management will analyze all available factors and make a determination based upon a composite of available facts, without relying on any single factor.


METHODS  OF  PARTICIPATION  OF  ACQUISITION

Management will review specific business opportunities and then select the most suitable opportunities based on legal structure or method of participation. Such structures and methods may include, but are not limited to, leases, purchase and sale agreements, licenses, joint ventures, other contractual arrangements, and may involve a reorganization, merger or consolidation transaction. Management may act directly or indirectly through an interest in a partnership, corporation, or other form of organization.

PROCEDURES

As part of the our investigation of business opportunities, officers and directors may meet personally with management and key personnel of the firm sponsoring the business opportunity. We may visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check references of management and key personnel, and conduct other reasonable measures.

We will generally ask to be provided with written materials regarding the business opportunity. These materials may include the following:

     - descriptions of product, service and company history; management resumes;
     -    financial  information;
     - available projections with related assumptions upon which they are based;
     -    an  explanation  of  proprietary  products  and  services;
     - evidence of existing patents, trademarks or service marks or rights thereto;
     -    present  and  proposed  forms  of  compensation  to  management;
     - a description of transactions between the prospective entity and its affiliates;
     -    relevant  analysis  of  risks  and  competitive  conditions;
     - a financial plan of operation and estimated capital requirements; and other information deemed relevant.

COMPETITION

We expect to encounter substantial competition in our efforts to acquire a business opportunity. The primary competition is from other companies organized and funded for similar purposes, small venture capital partnerships and corporations, small business investment companies and wealthy individuals.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2004 AND 2003

The Company generated no revenue during the three and nine-month periods ended September 30, 2004 and 2003. The Company ceased operations on September 1, 2002.

The Company experienced general and administrative expenses of $2,636 during the three months ended September 30, 2004, resulting in an equal net loss of $2,636. During the same three-month period in 2003 the Company experienced no expenses.

Expenses during the nine-month period ended September 30, 2004 consisted of $10,744, resulting in a net loss of $10,744. Expenses during the comparable nine-month period in 2003 consisted of $360 in general and administrative expenses resulting in a loss before income taxes of $360. Expenses during the first nine months of 2004 and 2003 consisted mainly of general corporate administration, legal and professional fees, and accounting and auditing costs. Cumulative net loss from inception on December 18, 1994 through September 30, 2004 was $142,581.

LIQUIDITY  AND  CAPITAL  RESOURCES

At September 30, 2004, the Company's total assets consisted of $5,419 in cash with no liabilities. At December 31, 2003, the Company had total assets consisting of $16,708 in cash with accrued expenses totaling $545. As a result, stockholders' equity totaled $5,419 at September 30, 2004 compared to total stockholders' equity of $16,163 at December 31, 2003.

The Company has no material commitments for the next twelve months. The Company only has $5,419 in cash on hand and will require additional capital to meet its liquidity needs. As a result, our independent auditors have expressed substantial doubt about our ability to continue as a going concern. In the past, the Company has relied on capital contributions from shareholders to supplement operating capital when necessary. The Company anticipates that it will receive sufficient contributions from shareholders to continue operations for at least the next twelve months. However, there are no agreements or understandings to this effect. The Company may sell common stock, take loans from officers, directors or shareholders or enter into debt financing agreements.

ITEM  3.  CONTROLS  AND  PROCEDURES

(a) Evaluation of disclosure controls and procedures. Based on the evaluation of our disclosure controls and procedures (as defined in Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) required by Securities Exchange Act Rules 13a-15(b) or 15d-15(b), our Chief Executive Officer and our Chief Financial Officer have concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective.

(b) Changes in internal controls. There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART  II  -  OTHER  INFORMATION

ITEM  2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

During the past three years, the Company has sold securities that were not registered as follows:

In 2003, the Company issued 20,000,000 shares of common stock to Luke Frazier for $20,000 in cash. The shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act and no commissions were paid relating to the sale of stock.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

No reports on Form 8-K were filed by Hardwood Doors during the quarter ended September 30, 2004.



EXHIBIT NUMBER  TITLE                                                   LOCATION

31              Certification of the Principal Executive Officer and    Attached
                Principal Financial Officer pursuant to Section 302 of
                the Sarbanes-Oxley Act of 2002

32              Certification of the Principal Executive Officer and    Attached
                Principal Financial Officer pursuant to U.S.C. Section
                1350 as adopted pursuant to Section 906 of the
                Sarbanes-Oxley Act of 2002


                                   SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                  HARDWOOD DOORS AND MILLING SPECIALITIES, INC.


Date:  October  28,  2004                    By:/s/Luke  Frazier
                                             ------------------------------
                                             Luke  Frazier
                                             Chief  Executive  Officer  and
                                             Chief  Financial  Officer