Form 10KSB
period 2004-12-31
HARDWOOD DOORS & MILLING SPECIALITIES INC
filed 2005-03-08
CIK 1124074

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

[X]  ANNUAL  REPORT  UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
1934
                   For the fiscal year ended December 31, 2004
                         COMMISSION FILE NO.  000-50830

                                       OR
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from ______to______


                  HARDWOOD DOORS AND MILLING SPECIALITIES, INC.
           (Name of Small Business Issuer as specified in its charter)

                 NEVADA                             88-0343804
    (State or Other Jurisdiction of                (IRS Employer
     Incorporation or Organization)              Identification No.)

                       4302 HOLLOW ROAD, LOGAN, UTAH 84321
              (Address of Principal Executive Offices and Zip Code)

                                 (435) 245-6004
                           (Issuer's Telephone Number)

                                      NONE
             (Securities registered under Section 12(b) of the Act)
                          Common Stock $0.001 par value
             (Securities registered under Section 12(g) of the Act)

Check whether the issuer (1) filed all reports required to be filed by sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if disclosure of delinquent filers pursuant to Item 405, of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to
this  Form  10-KSB.  [   ]

Registrant's  revenue  for  its  most  recent  fiscal  year:  $0.

On February 23, 2005 the aggregate market value of the voting stock of Hardwood Doors and Milling Specialities, Inc. held by non-affiliates of the registrant was $-0-. There is currently no public market for the registrant's common stock. Therefore, the aggregate market value of the stock is deemed to be $-0-.

As of February 23, 2005 there were 23,100,000 outstanding shares of common stock, par value $0.001.

Transitional  Small  Business  Format:   Yes  [   ]   No  [  X  ]

Documents  incorporated  by  reference:  None.



                  HARDWOOD DOORS AND MILLING SPECIALITIES, INC.
                                   FORM 10-KSB
                                DECEMBER 31, 2004
                                      INDEX

                                                                                             Page

PART I .  Item 1.  Description of Business                                                      3

          Item 2.  Description of Properties                                                    5

          Item 3.  Legal Proceedings                                                            6

          Item 4.  Submission of Matters to a Vote of Security Holders                          6

PART II.  Item 5.  Market for Common Equity and Related Stockholder Matters                     6

          Item 6.  Management's Discussion and Analysis or Plan of Operation                    6

          Item 7.  Financial Statements                                                         7

          Item 8.  Changes In and Disagreements with Accountants on Accounting and
          Financial Disclosure                                                                  7

          Item 8A.  Controls and Procedures                                                     8

          Item 8B.  Other Information                                                           8

PART III  Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance
                   with Section 16(a) of the Exchange Act                                       8

          Item 10.  Executive Compensation                                                      9

          Item 11.  Security Ownership of Certain Beneficial Owners and Management and
                    Related Stockholder Matters                                                 9

          Item 12.  Certain Relationships and Related Transactions                              9

          Item 13.  Exhibits and Reports on Form 8-K                                           10

          Item 14.  Principal Accountant Fees and Services                                     10

          Signatures                                                                           12

(Inapplicable  items  have  been  omitted)

FORWARD-LOOKING  STATEMENT  NOTICE

When used in this report, the words "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend," and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect the Company's future plans of operations, business strategy, operating results, and financial position. Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors. Such factors are discussed under the headings "Item 1. Description of Business," and "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations," and also include general economic factors and conditions that may directly or indirectly impact the Company's financial condition or results of operations.

                                     PART I

ITEM  1.  DESCRIPTION  OF  BUSINESS

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

We ceased operations on September 1, 2002 and have since focused our efforts on seeking a viable business opportunity. The Company will attempt to locate and negotiate with a business entity for the merger of that target company into the Company. In certain instances, a target company may wish to become a subsidiary of the Company or may wish to contribute assets to the Company rather than merge. No assurances can be given that the Company will be successful in locating or negotiating with any target company. The Company will provide a method for a foreign or domestic private company to become a reporting ("public") company whose securities are qualified for trading in the United States secondary market.

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

EMPLOYEES

The Company currently has no employees. Our sole officer and director, Luke Frazier will devote only such time to the affairs of the Company as he deems appropriate to identify possible business opportunities as outlined above. There is no assurance that we will be able to participate in and/or acquire any business opportunity which will ultimately prove to be beneficial to our company and shareholders.

ITEM  2.  DESCRIPTION  OF  PROPERTY

The Company's sole officer and director, Luke Frazier is providing the Company with office space at his private residence at no charge. Mr. Frazier's address is 4302 Hollow Road, Logan, Utah 84321.

ITEM  3.  LEGAL  PROCEEDINGS

Management is not aware of any other current or pending legal proceedings involving Hardwood Doors or our officers or directors.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

None.

                                     PART II

ITEM  5.  MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS

There  is  currently  no  public  market  for  our  common  stock.

As of December 31, 2004, there were approximately 43 shareholders of record holding 23,100,000 shares of common stock. The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

We have not paid, nor declared, any dividends since our inception and do not intend to declare any such dividends in the foreseeable future. Our ability to pay dividends is subject to limitations imposed by Nevada law. Under Nevada law, dividends may be paid to the extent that a corporation's assets exceed its liabilities and it is able to pay its debts as they become due in the usual course of business.

RECENT  SALES  OF  UNREGISTERED  SECURITIES

The following is a detailed list of securities sold within the past three years without registration under the Securities Act.

In October 2003, the Company issued 20,000,000 shares of common stock to Luke Frazier for consideration of $20,000. The shares were issued in a private transaction, not involving any public solicitation or commissions, and without registration in reliance on the exemption provided by Section 4(2) of the Securities Act.

There were no other sales of unregistered securities within the past thee years.

ITEM  6.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

YEARS  ENDED  DECEMBER  31,  2004  AND  2003

The Company did not generate any revenue during the years ended December 31, 2004 and 2003.

General and administrative expenses for the year ended December 31, 2004 were $13,879 compared to general and administrative expenses of $3,652 for the year ended December 31, 2003. Expenses in both years were largely due to accounting, legal and other professional costs. The Company experienced higher legal and professional costs in 2004 related to its filing of a Form 10-SB registration statement and an amendment to that registration statement.

As a result of the foregoing, the Company realized equal net losses of $13,879 for the year ended December 31, 2004 and $3,652 for the year ended December 31, 2003. The Company's net loss is attributable to a lack of business and ongoing professional costs associated with preparing the Company's public reports.

YEARS  ENDED  DECEMBER  31,  2003  AND  2002

The Company did not generate any revenue during the years ended December 31, 2003 and 2002.

General and administrative expenses for the year ended December 31, 2003 were $3,652 compared to general and administrative expenses of $6,000 for the year ended December 31, 2002. Expenses in both years were largely due to accounting, legal and other professional costs. The Company also recorded a loss from discontinued operations, net taxes of $-0-, of $23,652 for the year ended December 31, 2002.

As a result of the foregoing, the Company realized net losses of $3,652 for the year ended December 31, 2003 and $29,652 for the year ended December 31, 2002. The Company's net loss is attributable to having discontinued operations and ongoing professional costs associated with preparing the Company's public reports.

LIQUIDITY  AND  CAPITAL  RESOURCES

At December 31, 2004, assets consisted of $2,284 in cash. The Company had no current liabilities at December 31, 2004. At December 31, 2003, the Company's assets consisted of $16,708 in cash. Liabilities at December 31, 2003 consisted of $545 in accrued expenses.

Currently,  the  Company  has  no material commitments for capital expenditures.
Management understands that it does not have sufficient cash to meet its immediate operational needs and will require additional capital to cover ongoing operating expenses. Management may attempt to raise additional capital for its current operational needs through loans from its officers, debt financing, equity financing or a combination of financing options. However, there are no existing understandings, commitments or agreements for such an infusion; nor can there be assurances to that effect.

The Company has adopted a code of ethics that applies to the Company's principal executive officer, principal financial officer, principal accounting officer or controller. The Code of Ethics is included as an exhibit to this Form 10-KSB.

ITEM  7.  FINANCIAL  STATEMENTS

The financial statements of the Company appear at the end of this report beginning with the Index to Financial Statements on page 13.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM  8A.  CONTROLS  AND  PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. The Company's management, with the participation of the chief executive officer and the chief financial officer, carried out an evaluation of the effectiveness of the Company's "disclosure, controls and procedures" (as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-15(3) and 15-d-15(3) as of the end of the period covered by this annual report (the "Evaluation Date"). Based upon that evaluation, the chief executive officer and the chief financial officer concluded that, as of the Evaluation Date, the Company's disclosure, controls and procedures are effective, providing them with material information relating to the Company as required to be disclosed in the reports the Company files or submits under the Exchange Act on a timely basis.

(b) Changes in Internal Control over Financial Reporting. There were no changes in the Company's internal controls over financial reporting, known to the chief executive officer or the chief financial officer, that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM  8B.  OTHER  INFORMATION

There are no further disclosures. No information was required to be disclosed in a Form 8-K during the fourth quarter, 2004.

                                    PART III

ITEM  9.  DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS

The following table sets forth the name, age, and position of each officer and director of the Company. All directors hold office until the next annual meeting of stockholders or until their successors are duly elected and qualified. Officers serve at the discretion of the Board of Directors.

The Company has no audit committee financial expert, as defined under Section 228.401, serving on its audit committee because it has no audit committee and is not required to have an audit committee because it is not a listed security as defined in Section 240.10A-3.


Name             Age          Positions              Since
---------------  ---  -------------------------  -------------

Luke M. Frazier   34  Sole officer and director  October, 2003

The  following  is  a  brief  summary of the business experience of Mr. Frazier.

LUKE  M.  FRAZIER

Mr. Frazier graduated from Utah State University with a Bachelor degree in Fine Arts and a Master degree in Illustration. Since March 1994, Mr. Frazier has been self employed as a wildlife and sporting artist.

ITEM  10.  EXECUTIVE  COMPENSATION

There are no employment contracts between the Company and any of its officers or directors. Our sole officer and director, Luke Frazier does not receive any compensation for services rendered, has not received such compensation in the past, and is not accruing any compensation pursuant to any agreement with our Company. Mr. Frazier is reimbursed for expenses incurred on our behalf but will not receive any finder's fee as a result of his efforts to implement the business plan outlined herein. However, Mr. Frazier anticipates receiving benefits as a beneficial shareholder of our common stock.

STOCK  OPTION  PLAN

We have reserved 1,000,000 shares of common stock for issuance to key employees, officers, directors and consultants upon the exercise of options granted under our 2000 Stock Option Plan. To date, no options have been granted.

COMPENSATION  OF  DIRECTORS

None.

ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT

The following table sets forth as of December 31, 2004, the name and shareholdings of each person known to us that either directly or beneficially holds more than 5% of our 23,100,000 issued and outstanding shares of common stock, par value $.001. The table also lists the name and shareholdings of each director and of all officers and directors as a group. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.




NAME AND ADDRESS OF DIRECTORS,
EXECUTIVE OFFICERS AND 5% BENEFICIAL OWNERS    AMOUNT AND NATURE OF  PERCENT OF CLASS OF
                                               BENEFICIAL OWNERSHIP  COMMON STOCK

Luke M. Frazier (1)                                      20,000,000                 86.6%
4302 Hollow Road
Logan, Utah 84321
-----------------------------------------------------------------------------------------

Directors and Executive Officers as a Group:
One person                                               20,000,000                 86.6%

     (1) Officer and director of the Company

ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

The Company's sole officer and director, Luke Frazier is providing the Company with office space at his private residence at no charge. Mr. Frazier's address is 4302 Hollow Road, Logan, Utah 84321.


ITEM  13.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

     a)     Exhibits

EXHIBIT NUMBER   TITLE                                                   LOCATION

Exhibit 3(i)     Amended and Restated Articles of Incorporation*. . . .  10-SB of July 1, 2004

Exhibit 3(ii)    Bylaws*. . . . . . . . . . . . . . . . . . . . . . . .  10-SB of July 1, 2004

Exhibit 14       Code of Ethics . . . . . . . . . . . . . . . . . . . .  Attached

31               Certification of the Principal Executive Officer and    Attached
                 Principal Financial Officer pursuant to Section 302 of
                 the Sarbanes-Oxley Act of 2002

32               Certification of the Principal Executive Officer and    Attached
                 Principal Financial Officer pursuant to U.S.C. Section
                 1350 as adopted pursuant to Section 906 of the
                 Sarbanes-Oxley Act of 2002**


*  Incorporated  by  reference.  Filed  as  exhibit  to Form 10-SB filed July 1, 2004

**The  Exhibit  attached to this Form 10-KSB shall not be deemed "filed" for purposes of  Section  18  of  the  Securities  Exchange  Act  of  1934 (the "Exchange Act") or
otherwise  subject  to  liability  under  that  section,  nor  shall  it  be  deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or  the  Exchange  Act,  except  as expressly set forth by specific reference in such filing.

b)  Reports  on  Form  8-K

There were no reports filed on Form 8-K during the period covered by this report.

ITEM  14.  PRINCIPAL  ACCOUNTANT  FEES  AND  SERVICES

Audit  Fee
----------

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of Hardwood Doors and Milling Specialities, Inc.'s annual financial statement and review of financial statements included in Hardwood Doors and Milling Specialities, Inc.'s 10-QSB reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were $4,000 for fiscal year ended 2003 and $3,050 for fiscal year ended 2004.

Audit-Related  Fees
-------------------

There  were no fees for other audit related services for fiscal year ended 2004.

Tax  Fees
---------

Fees relating to tax compliance, tax advice and tax planning totaled $690 for the fiscal year 2004 and $-0- for the fiscal year 2003.

All  Other  Fees
----------------

There were no other aggregate fees billed in either of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above.

We do not have an audit committee currently serving and as a result our board of directors performs the duties of an audit committee. Our board of directors will evaluate and approve in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. We do not rely on pre-approval policies and procedures.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                  HARDWOOD DOORS AND MILLING SPECIALITIES, INC.



Date:  March  7,  2005                         By:  /s/Luke  Frazier
                                               ------------------------------
                                               Luke  Frazier
                                               Chief  Executive  Officer  and
                                               Chief  Financial  Officer

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  March  7,  2005                         By:  /s/Luke  Frazier
                                               ---------------------
                                               Luke  Frazier
                                               Director



    HARDWOOD  DOORS  AND  MILLING  SPECIALITIES,  INC.
           (A Development Stage Company)

                  TABLE OF CONTENTS




                                                   Page
                                                   -----
Independent Auditor's Report. . . . . . . . . . .     14

Financial Statements:

  Consolidated Balance Sheets . . . . . . . . . .     15

  Consolidated Statements of Operations . . . . .     16

  Consolidated Statements of Stockholders' Equity  17-19

  Consolidated Statements of Cash Flows . . . . .     20

 Notes to Consolidated Financial Statements . . .  21-24

                          INDEPENDENT AUDITORS' REPORT



To  the  Stockholders'
and  Board  of  Directors  of
Hardwood  Doors  &  Milling  Specialties,  Inc.

We have audited the accompanying balance sheets of Hardwood Doors & Milling Specialties, Inc. (a development stage company), as of December 31, 2004 and 2003 and the related statements of operations, stockholders' equity, and cash flows for the years then ended and the cumulative amounts since inception. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted auditing standards as established by the Auditing Standards Board (United States) and in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hardwood Doors & Milling Specialties, Inc. (a development stage company), as of December 31, 2004 and 2003 and the results of its operations and its cash flows for the years then ended and the cumulative amounts since inception, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company's revenue generating activities are not in place and the Company has incurred losses since inception. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/JONES  SIMKINS,  P.C.
------------------------
Logan,  Utah
February  9,  2005



                   HARDWOOD DOORS & MILLING SPECIALTIES, INC.
                   ------------------------------------------
                          (A Development Stage Company)
                          -----------------------------
                                 BALANCE SHEETS
                             December 31, 2004 and 2003



                   ASSETS                                2004       2003
----------------------------------------------------  ----------  ---------
Current assets:
     Cash. . . . . . . . . . . . . . . . . . . . . .  $   2,284     16,708
                                                      ----------  ---------

          Total current assets . . . . . . . . . . .  $   2,284     16,708
                                                      ==========  =========

    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
----------------------------------------------------

Current liabilities:
     Accrued expenses. . . . . . . . . . . . . . . .  $       -        545
                                                      ----------  ---------

          Total current liabilities. . . . . . . . .          -        545
                                                      ==========  =========

Commitments and contingencies

Stockholders' equity (deficit):
Preferred stock, $.001 par value, 10,000,000 shares
authorized, no shares issued and outstanding . . . .          -          -
Common stock, $.001 par value, 50,000,000 shares
  authorized, 23,100,000 and 23,100,000 shares
       issued and outstanding, respectively. . . . .     23,100     23,100
Additional paid-in capital . . . . . . . . . . . . .    124,900    124,900

Deficit accumulated during the development stage . .   (145,716)  (131,837)
                                                      ----------  ---------

Total stockholders' equity (deficit) . . . . . . . .      2,284     16,163
                                                      ----------  ---------

Total liabilities and stockholders' equity (deficit)  $   2,284     16,708
                                                      ==========  =========

   The accompanying notes are an integral part of these financial statements.



                          (A Development Stage Company)
                          -----------------------------
                            STATEMENTS OF OPERATIONS
          Years Ended December 31, 2004 and 2003 and Cumulative Amounts



                                                                     Cumulative
                                               2004         2003      Amounts
                                           ------------  ----------  ----------
Revenue . . . . . . . . . . . . . . . . .  $         -           -          -

General and administrative costs. . . . .       13,879       3,652     23,531
                                           ------------  ----------  ----------

     Loss before income taxes . . . . . .      (13,879)     (3,652)   (23,531)


Provision for income taxes. . . . . . . .            -           -          -
                                           ------------  ----------  ----------

     Loss before discontinued operations.  $   (13,879)     (3,652)   (23,531)
                                           ============  ==========  ==========

 Loss from discontinued operations,
     net of taxes of $0 . . . . . . . . .            -           -   (122,185)
                                           ------------  ----------  ----------

      Net loss . . . . . . . . . . . . . .  $   (13,879)     (3,652)  (145,716)
                                           ============  ==========  ==========

Loss per common share - basic and diluted  $         -           -
                                           ============  ==========

Weighted average common shares -
     basic and diluted. . . . . . . . . .   23,100,000   6,616,000
                                           ============  ==========

   The accompanying notes are an integral part of these financial statements.



HARDWOOD  DOORS  &  MILLING  SPECIALTIES,  INC.
-----------------------------------------------
                                      (A Development Stage Company)
                                      -----------------------------
                               STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                       December 30, 1994 ( Date of Inception) to December 31, 2004


                                                                                        Deficit
                                                                                      Accumulated
                                                                          Additional   During the
                                    Preferred Stock      Common Stock     Paid-in     Development
                                    Shares  Amount     Shares    Amount   Capital       Stage       Total
                                    ---------------  -------------------
                                    ------  -------  ----------  -------  ----------  -----------  ---------
Balance at December 30, 1994
    (date of inception). . . . . .       -  $     -           -  $     -  $        -  $         -  $      -

Issuance of common stock for cash.       -        -   1,000,000    1,000           -            -     1,000

Net loss . . . . . . . . . . . . .       -        -           -        -           -        (145)      (145)
                                    ------  -------  ----------  -------  ----------  -----------  ---------

Balance at December 31, 1995 . . .       -        -   1,000,000    1,000           -        (145)       855

Net loss . . . . . . . . . . . . .       -        -           -        -           -        (420)      (420)
                                    ------  -------  ----------  -------  ----------  -----------  ---------

Balance at December 31, 1996 . . .       -        -   1,000,000    1,000           -        (565)       435

Net loss . . . . . . . . . . . . .       -        -           -        -           -        (470)      (470)
                                    ------  -------  ----------  -------  ----------  -----------  ---------



Balance at December 31, 1997 . . .       -        -   1,000,000    1,000           -      (1,035)       (35)

Issuance of common stock for cash.       -        -   2,000,000    2,000           -           -      2,000

Net loss . . . . . . . . . . . . .       -        -           -        -           -      (1,472)    (1,472)
                                    ------  -------  ----------  -------  ----------  -----------  ---------

Balance at December 31, 1998 . . .       -        -   3,000,000    3,000           -      (2,507)       493

Net loss . . . . . . . . . . . . .       -        -           -        -           -     (14,482)   (14,482)
                                    ------  -------  ----------  -------  ----------  -----------  ---------

Balance at December 31, 1999 . . .       -        -   3,000,000    3,000           -     (16,989)   (13,989)

Net loss . . . . . . . . . . . . .       -        -           -        -           -     (41,730)   (41,730)
                                    ------  -------  ----------  -------  ----------  -----------  ---------

Balance at December 31, 2000 . . .       -        -   3,000,000    3,000           -     (58,719)   (55,719)

Issuance of common stock for cash.       -        -     100,000      100     124,900           -    125,000

Net loss . . . . . . . . . . . . .       -        -           -        -           -     (39,814)   (39,814)
                                    ------  -------  ----------  -------  ----------  -----------  ---------

Balance at December 31, 2001 . . .       -        -   3,100,000    3,100     124,900     (98,533)    29,467

Net loss . . . . . . . . . . . . .       -        -           -        -           -     (29,652)   (29,652)
                                    ------  -------  ----------  -------  ----------  -----------  ---------

Balance at December 31, 2002 . . .       -        -   3,100,000    3,100     124,900    (128,185)      (185)



Issuance of common stock for cash.       -        -  20,000,000   20,000           -           -     20,000

Net loss . . . . . . . . . . . . .       -        -           -        -           -      (3,652)    (3,652)
                                    ------  -------  ----------  -------  ----------  -----------  ---------

Balance at December 31, 2003 . . .       -        -  23,100,000   23,100     124,900    (131,837)    16,163

Net Loss . . . . . . . . . . . . .       -        -           -        -           -     (13,879)   (13,879)
                                    ------  -------  ----------  -------  ----------  -----------  ---------

Balance at December 31, 2004 . . .       -  $     -  23,100,000  $23,100  $  124,900  $ (145,716)  $  2,284
                                   =======  =======  ==========  =======  ==========  ===========  =========


   The accompanying notes are an integral part of these financial statements.



                HARDWOOD  DOORS  &  MILLING  SPECIALTIES,  INC.
                -----------------------------------------------
                          (A Development Stage Company)
                          -----------------------------
                             STATEMENTS OF CASH FLOWS
          Years Ended December 31, 2004 and 2003 and Cumulative Amounts


                                                                   Cumulative
                                                 2004      2003     Amounts
                                               ---------  -------  ----------
Cash flows from operating activities:
---------------------------------------------
Net loss. . . . . . . . . . . . . . . . . . .  $(13,879)  (3,652)  (145,716)
Adjustments to reconcile net loss to net cash
  used in operating activities:
     Increase (decrease) in accrued expenses.      (545)  (2,599)         -
                                               ---------  -------  ----------

     Net cash used in operating activities. .   (14,424)  (6,251)  (145,716)
                                               ---------  -------  ----------

Cash flows from investing activities: . . . .         -        -          -
---------------------------------------------  ---------  -------  ----------

Cash flows from financing activities:
---------------------------------------------
     Proceeds from issuance of common stock .         -   20,000    148,000
     Proceeds from notes payable. . . . . . .         -        -     52,500
     Payments on notes payable. . . . . . . .         -        -    (52,500)
                                               ---------  -------  ----------

    Net cash provided by financing activities         -   20,000    148,000
                                               ---------  -------  ----------

    Net (increase) decrease in cash . . . . .   (14,424)  13,749      2,284

Cash, beginning of period . . . . . . . . . .    16,708    2,959          -
                                               ---------  -------  ----------

Cash, end of period . . . . . . . . . . . . .  $  2,284   16,708      2,284
                                               =========  =======  ==========

   The accompanying notes are an integral part of these financial statements.

                   HARDWOOD DOORS & MILLING SPECIALTIES, INC.
                   ------------------------------------------
                          (A Development Stage Company)
                          -----------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                December 31, 2004
                                -----------------

Note  1  -  Organization  and  Summary  of  Significant  Accounting  Policies
-----------------------------------------------------------------------------

Organization
------------

The Company was organized under the laws of the State of Nevada on December 30, 1994 (date of inception) as American Outdoorsman, Inc. On May 15, 2000, the Company changed its name to Hardwood Doors & Milling Specialties, Inc. and from that date through August 31, 2002 was engaged in the marketing and distribution of custom-made hardwood doors. On August 31, 2002, the Company discontinued its custom-made hardwood doors operations. Beginning September 1, 2002, the Company is seeking business ventures that will allow for long-term growth.

Further, the Company is considered a development stage company as defined in SFAS No. 7 and has not, thus far, commenced planned principal operations. Because the Company has never commenced planned principal operations as defined by SFAS No. 7, cumulative amounts include all amounts since December 30, 1994 (date of inception).

Cash  and  Cash  Equivalents
----------------------------

For purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

Income  Taxes
-------------

Deferred income taxes are provided in amounts sufficient to give effect to temporary differences between financial and tax reporting, principally related to net operating loss carryforwards.

Earnings  Per  Share
--------------------

The computation of basic earnings per common share is based on the weighted average number of shares outstanding during the year.

The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year plus the common stock equivalents which would arise from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the year. Common stock equivalents are not included in the diluted earnings per share calculation when their effect is antidilutive. The Company does not have any stock options or warrants outstanding at December 31, 2004.

                   HARDWOOD DOORS & MILLING SPECIALTIES, INC.
                   ------------------------------------------
                          (A Development Stage Company)
                          -----------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                December 31, 2004
                                -----------------

Note 1 - Organization and Summary of Significant Accounting Policies (continued)
--------------------------------------------------------------------

Stock  Based  Compensation
--------------------------

Statement of Financial Accounting Standards No.123, "Accounting for Stock-Based Compensation" (SFAS 123) gives entities the choice between adopting a fair value method or continuing to use the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25 with footnote disclosures of the pro forma effect if the fair value method had been adopted. The Company has opted for the latter approach. If the provisions of SFAS 123 had been used, the Company's results of operations for the years ended December 31, 2004 and the cumulative amounts would not have changed from the amounts reported on the statements of operations, because the Company has never granted any stock options or warrants since inception.

Concentration  of  Credit  Risk
-------------------------------

The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.


Use  of  Estimates  in  the  Preparation  of  Financial  Statements
-------------------------------------------------------------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
Actual  results  could  differ  from  those  estimates.

Note  2  -  Going  Concern
--------------------------

As of December 31, 2004, the Company's revenue generating activities are not in place, and the Company has incurred losses since inception. These factors raise substantial doubt about the Company's ability to continue as a going concern.

Management intends to seek additional funding through business ventures. There can be no assurance that such funds will be available to the Company, or available on terms acceptable to the Company. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Note  3  -  Preferred  Stock
----------------------------

The Company's preferred stock may have such rights, preferences and designations and may be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at December 31, 2004.

                   HARDWOOD DOORS & MILLING SPECIALTIES, INC.
                   ------------------------------------------
                          (A Development Stage Company)
                          -----------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                December 31, 2004
                                -----------------

Note  4  -  Supplemental  Cash  Flow  Information
-------------------------------------------------

No  amounts  have  been  paid  for  interest  or  income  taxes since inception.


Note  5  -  Fair  Value  of  Financial  Instruments
---------------------------------------------------

The Company's financial instruments consist of cash and payables. The carrying amount of cash and payables approximates fair value because of the short-term nature of these items.


Note  6  -  Income  Taxes
-------------------------

The difference between income taxes at statutory rates and the amount presented in the financial statements is a result of the following:


                                         Year  Ended
                                         December  31,   Cumulative
                                      -----------------
                                        2004     2003    Amounts
                                      --------  -------  --------
Income tax benefit at statutory rate  $ 2,000    1,000    36,000
Change in valuation allowance. . . .   (2,000)  (1,000)  (36,000)
                                      --------  -------  --------

                                      $      -        -        -
                                      ========  =======  ========


Deferred  tax  assets  are  as  follows  at  December  31:


                                    2004       2003
                                  ---------  --------
Net operating loss carryforwards  $ 36,000    34,000
Valuation allowance. . . . . . .   (36,000)  (34,000)
                                  ---------  --------

                                  $      -         -
                                  =========  ========

The Company has net operating loss carryforwards of approximately $146,000 which begin to expire in the year 2009. The amount of net operating loss carryforwards that can be used in any one year will be limited by significant changes in the ownership of the Company and by the applicable tax laws which are in effect at the time such carryforwards can be utilized.

                   HARDWOOD DOORS & MILLING SPECIALTIES, INC.
                   ------------------------------------------
                          (A Development Stage Company)
                          -----------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                December 31, 2004
                                -----------------

Note  7  -  Recent  Accounting  Pronouncements
----------------------------------------------

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (SFAS 150). The Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The Statement is effective for financial instruments entered into or modified after May 31, 2003. This statement is not expected to have a material effect on the Company's financial position or results of operations.

In January 2003, the FASB issued Interpretation 46, "Consolidation of Variable Interest Entities" (FIN 46), which addresses consolidation by business enterprises of variable interest entities. FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company has not identified and does not expect to identify any variable interest entities to be consolidated.