Form 10QSB
period 2005-03-31
HARDWOOD DOORS & MILLING SPECIALITIES INC
filed 2005-05-16
CIK 1124074

U.S. Securities and Exchange Commission

Washington, D.C.  20549

Form 10-QSB

(Mark  One)

[  X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF  1934          For  the  quarterly  period  ended  March  31,  2005

[  ]  TRANSITION  REPORT  UNDER  SECTION  13  OR  15(d)  OF  THE  EXCHANGE  ACT         For  the  transition  period  from  _____________  to  ______________

Commission file number:  000-50830

HARDWOOD DOORS & MILLING SPECIALITIES, INC.

 (Name of Small Business Issuer in its charter)

          Nevada                                                                 88-0343804

State or other jurisdiction of                                           (I.R.S. Employer

incorporation or organization)                                         Identification No.)

4302 Hollow Road, Logan, Utah 84321

(Address of Principal Executive Offices including Zip Code)

Issuer’s telephone number:  (435) 245-6004

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

Check  whether  the  registrant  filed  all documents and reports required to be filed  by  Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities  under  plan  confirmed  by  a  court.  Yes  ____  No___

APPLICABLE ONLY TO CORPORATE ISSUERS

The  aggregate  number  of  shares issued and outstanding of the issuer's common stock  as  of  March  31,  2005  was  23,100,000  shares  of  $0.001par  value.

Transitional  Small  Business  Disclosure  Format  (Check  one):  Yes  [  ]  No  [X]

FORM 10-QSB

HARDWOOD DOORS & MILLING SPECIALITIES, INC.

INDEX

		Page
PART I.	Financial Information

Item 1.  Unaudited Financial Statements

Consolidated Balance Sheets – March 31, 2005 and December 31, 2004

Consolidated Statements of Operations for the Three Ended March 31, 2005 and 2004, and for the Cumulative period Through March 31, 2005

Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2005 and 2004, and for the Cumulative period Through March 31, 2005

Notes to Consolidated Financial Statements

Item 2.  Management’s Discussion and Analysis of Financial Condition or Plan of Operation

Item 3.  Controls and Procedures

		3 3 4 5 6 7-10 10
PART II.	Other Information Item 6. Exhibits and Reports on Form 8-K	11
	Signatures	12

(Inapplicable items have been omitted)

PART I.

FINANCIAL INFORMATION

ITEM  1.  Financial Statements (unaudited)

HARDWOOD DOORS & MILLING SPECIALTIES, INC.
(A Development Stage Company)
BALANCE SHEETS

	March 31,	December 31,
	2005	2004
ASSETS	(Unaudited)	(Audited)

Current assets:
Cash	$380	2,284

Total current assets	$380	2,284

LIABILITIES AND STOCKHOLDERS' EQUITY

Total current liabilities	$-	-

Commitments and contingencies

Stockholders' equity:
Preferred stock, $.001 par value, 10,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $.001 par value, 50,000,000 shares
authorized, 23,100,000 and 23,100,000 shares
issued and outstanding, respectively	23,100	23,100
Additional paid-in capital	124,900	124,900
Deficit accumulated during the development stage	(147,620)	(145,716)

Total stockholders' equity	380	2,284

Total liabilities and stockholders' equity	$380	2,284

The accompanying notes are an integral part of these financial statements.

HARDWOOD DOORS & MILLING SPECIALTIES, INC.
(A Development Stage Company)
UNAUDITED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,		Cumulative
	2005	2004	Amounts

Revenue	$-	-	-

General and administrative costs	1,904	1,013	25,435

Loss before income taxes	(1,904)	(1,013)	(25,435)

Provision for income taxes	-	-	-

Loss before discontinued operations	(1,904)	(1,013)	(25,435)

Loss from discontinued operations,
net of taxes of $0	-	-	(122,185)

Net loss	$(1,904)	(1,013)	(147,620)

Loss per common share - basic and diluted	$-	-

Weighted average common shares -
basic and diluted	23,100,000	23,100,000

The accompanying notes are an integral part of these financial statements.

HARDWOOD DOORS & MILLING SPECIALTIES, INC.
(A Development Stage Company)
UNAUDITED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,		Cumulative
	2005	2004	Amounts
Cash flows from operating activities:
Net loss	$(1,904)	(1,013)	(147,620)

Net cash used in operating activities	(1,904)	(1,013)	(147,620)

Cash flows from investing activities:	-	-	-

Cash flows from financing activities:
Proceeds from issuance of common stock	-	-	148,000
Proceeds from notes payable	-	-	52,500
Payments on notes payable	-	-	(52,500)

Net cash provided by financing activities	-	-	148,000

Net increase (decrease) in cash	(1,904)	(1,013)	380

Cash, beginning of period	2,284	16,708	-

Cash, end of period	$380	15,695	380

The accompanying notes are an integral part of these financial statements.

HARDWOOD DOORS AND MILLING SPECIALTIES, INC.

(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

March 31, 2005

Note 1 - Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared by management in accordance with the instructions in Form 10-QSB and, therefore, do not include all information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with the Company’s Form 10-KSB for the year ended December 31, 2004, filed with the Securities and Exchange Commission.  These statements do include all normal recurring adjustments which the Company believes necessary for a fair presentation of the statements.  The interim operations are not necessarily indicative of the results to be expected for the full year ended December 31, 2005.

Note 2 – Additional Footnotes Included By Reference

Except as indicated in Notes above, there have been no other material changes in the information disclosed in the notes to the financial statements included in the Company’s Form 10-KSB for the year ended December 31, 2004, filed with the Securities and Exchange Commission.   Therefore, those footnotes are included herein by reference.

Note 3 - Going Concern

At March 31, 2005 the Company has an accumulated deficit, has incurred losses since inception as well as negative cash flow from operations.  These conditions raise substantial doubt about the ability of the Company to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company’s ability to continue as a going concern is subject to obtaining necessary funding from outside sources.  There can be no assurance that the Company will be successful in these efforts.

ITEM  2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATIONS

SAFE  HARBOR  FOR  FORWARD-LOOKING  STATEMENTS

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

History

We were formed as a Nevada corporation on December 18, 1994, originally under the name of American Outdoorsman to manage sporting goods stores.  We were unsuccessful in commencing any business operations.  On May 24, 2000, we changed our name to Hardwood Doors & Milling Specialities, Inc. with the intent to focus on marketing and distributing hardwood interior and exterior doors and accessories via the internet.  The Company commenced limited operations and were not successful with our intended business.

As of September1, 2002, we ceased operations and have focused our efforts on seeking a business opportunity.  The Company will attempt to locate and negotiate with a business entity for the merger of that target company into the Company. In certain instances, a target company may wish to become a subsidiary of the Company or may wish to contribute assets to the Company rather than merge. No assurances can be given that the Company will be successful in locating or negotiating with any target company. The Company will provide a method for a foreign or domestic private company to become a reporting (“public”) company whose securities are qualified for trading in the United States secondary market.

Plan of Operation

The Company intends to merge with or acquire a business entity in exchange for the Company's securities. The Company has no particular acquisition in mind and has not entered into any negotiations regarding such an acquisition. Neither the Company's officer and director nor any affiliate has engaged in any negotiations with any representative of any company regarding the possibility of an acquisition or merger between the Company and such other company. Management anticipates seeking out a target company through solicitation. Such solicitation may include newspaper or magazine advertisements, mailings and other distributions to law firms, accounting firms, investment bankers, financial advisors and similar persons, the use of one or more World Wide Web sites and similar methods. No estimate can be made as to the number of persons who will be contacted or solicited. Management may engage in such solicitation directly or may employ one or more other entities to conduct or assist in such solicitation. Management and its affiliates pay referral fees to consultants and others who refer target businesses for mergers into public companies in which management and its affiliates have an interest. Payments are made if a business combination occurs, and may consist of cash or a portion of the stock in the Company retained by management and its affiliates, or both. The Company has no full time employees. The Company's president has agreed to allocate a portion of his time to the activities of the Company, without compensation. The president anticipates that the business plan of the Company can be implemented by his devoting no more than 20 hours per month to the business affairs of the Company and, consequently, conflicts of interest may arise with respect to the limited time commitment by such officer.

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

Potential Target Companies

A business entity, if any, which may be interested in a business combination with the Company may include the following:

•

a company for which a primary purpose of becoming public is the use of its securities for the acquisition of assets or businesses;

•

a company which is unable to find an underwriter of its securities or is unable to find an underwriter of securities on terms acceptable to it;

•

a company which wishes to become public with less dilution of its common stock than would occur upon an underwriting;

•

a company which believes that it will be able to obtain investment capital on more favorable terms after it has become public;

•

a foreign company which may wish an initial entry into the United States securities market;

•

a special situation company, such as a company seeking a public market to satisfy redemption requirements under a qualified Employee Stock Option Plan;

•

a company seeking one or more of the other perceived benefits of becoming a public company.

A business combination with a target company will normally involve the transfer to the target company of the majority of the issued and outstanding common stock of the Company, and the substitution by the target company of its own management and board of directors. No assurances can be given that the Company will be able to enter into a business combination, as to the terms of a business combination, or as to the nature of the target company. The Company is voluntarily filing this Registration Statement with the Securities and Exchange Commission and is under no obligation to do so under the Securities Exchange Act of 1934.

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

We will generally ask to be provided with written materials regarding the business opportunity.  These materials may include the following:

▪

descriptions of product, service and company history; management resumes;

▪

financial information;

▪

available projections with related assumptions upon which they are based;

▪

an explanation of proprietary products and services;

▪

evidence of existing patents, trademarks or service marks or rights thereto;

▪

present and proposed forms of compensation to management;

▪

a description of transactions between the prospective entity and its affiliates;

▪

relevant analysis of risks and competitive conditions;

▪

a financial plan of operation and estimated capital requirements;

▪

and other information deemed relevant.

Competition

We expect to encounter substantial competition in our efforts to acquire a business opportunity.  The primary competition is from other companies organized and funded for similar purposes, small venture capital partnerships and corporations, small business investment companies and wealthy individuals.

Employees

The Company currently has no employees.  Executive officers will devote only such time to the affairs of the Company as they deem appropriate, which is estimated to be approximately 20 hours per month per person.  The need for employees will be addressed at such time operations prove successful.

Description of Property

The Company has no properties and at this time has no agreements to acquire any properties. The Company currently uses the home offices of Mr. Luke Frazier at no cost to the Company.  Mr. Frazier has agreed to continue this arrangement until the Company completes an acquisition or merger.

Results of Operations for the Three-Month Periods Ended March 31, 2005 and 2004

The Company generated no revenue during the three-month periods ended March 31, 2005 and 2004.

General and administrative expenses for the three months ended March 31, 2005 were $1,904 compared to general and administrative expenses of $1,013 during the three-month period ended March 31, 2004. Expenses consisted of general corporate administration, legal and professional fees, and accounting and auditing costs.  As a result of these factors, the Company realized a net loss of $1,904 for the three-month period ended March 31, 2005 and a net loss of $1,013 for the comparable period in 2004.

Cumulative net loss from organization on December 18, 1994 through March 31, 2005 was $147,620.

Liquidity and Capital Resources

At March 31, 2005, the Company’s total assets consisted of $380 in cash.  There were no liabilities at March 31, 2005.  At December 31, 2004, the Company had total assets consisting of $2,284 in cash and no liabilities.

The Company has no material commitments for the next twelve months. Currently the Company has an accumulated deficit and its current liquidity needs cannot be met with the cash on hand. As a result, our independent auditors have expressed substantial doubt about our ability to continue as a going concern. In the past, the Company has relied on capital contributions from shareholders to supplement operating capital when necessary.  The Company may sell common stock, take loans from officers, directors or shareholders or enter into debt financing agreements to meet its liquidity needs for the next twelve months.  However, there are no agreements or understandings to this effect.

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

OTHER INFORMATION

ITEM 2.  Changes in Securities

During the past three years, the Company has sold securities that were not registered as follows:

In 2003, the Company issued 20,000,000 shares of common stock to Luke Frazier for $20,000 cash.  The shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act and no commissions were paid relating to the sale of stock.

ITEM 6.  Exhibits and Reports on Form 8-K

Reports on Form 8-K

None

Exhibits

  Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-B.

Exhibit No.

SEC Ref. No.

Title of Document

Location

1

 (31.1)

Certification of the Principal Executive Officer/

Principal Financial Officer pursuant to Section 302

of the Sarbanes-Oxley Act of 2002

Attached

2

(32.1)

Certification of the Principal Executive Officer/

Principal Financial Officer pursuant to U.S.C.

Section 1350 as adopted pursuant to Section 906

of the Sarbanes-Oxley Act of 2002*

Attached

* The Exhibit attached to this Form 10-QSB shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 (the "Exchange Act") or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARDWOOD DOORS & MILLING SPECIALITIES, INC.

Date: May 13, 2005

By: /s/ Luke Frazier

      Luke Frazier

      President and Chief Financial Officer