Form 10QSB
period 2005-06-30
HARDWOOD DOORS & MILLING SPECIALITIES INC
filed 2005-08-15
CIK 1124074

U.S. Securities and Exchange Commission

Washington, D.C.  20549

Form 10-QSB

(Mark  One)

[  X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF  1934

          For  the  quarterly  period  ended  June 30,  2005

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

Item 1.  Unaudited Financial Statements

Balance Sheets – June 30, 2005 and December 31, 2004

Statements of Operations for the Three and Six Months Ended June 30, 2005 and 2004, and for the Cumulative period Through June 30, 2005

Statements of Cash Flows for the Six Months Ended June 30, 2005 and 2004, and for the Cumulative period Through June 30, 2005

Notes to Financial Statements

Item 2.  Management’s Discussion and Analysis of Financial Condition or Plan of Operation

Item 3.  Controls and Procedures

		3 3 4 5 6 7-10 10
PART II.	Other Information Item 2. Changes in Securities Item 6. Exhibits and Reports on Form 8-K	10 11
	Signatures	11

(Inapplicable items have been omitted)

PART I.

FINANCIAL INFORMATION

ITEM  1.  Financial Statements (unaudited)

HARDWOOD DOORS & MILLING SPECIALTIES, INC.
(A Development Stage Company)
BALANCE SHEETS

	June 30,	December 31,
	2005	2004
ASSETS	(Unaudited)	(Audited)

Current assets:
Cash	$2,470	2,284

Total current assets	$2,470	2,284

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Note payable	10,147	-

Total current liabilities	$10,147	-

Commitments and contingencies

Stockholders' equity (deficit):
Preferred stock, $.001 par value, 10,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $.001 par value, 50,000,000 shares
authorized, 23,100,000 and 23,100,000 shares
issued and outstanding, respectively	23,100	23,100
Additional paid-in capital	124,900	124,900
Deficit accumulated during the development stage	(155,677)	(145,716)

Total stockholders' equity (deficit)	(7,677)	2,284

Total liabilities and stockholders' equity	$2,470	2,284

The accompanying notes are an integral part of these financial statements.

HARDWOOD DOORS & MILLING SPECIALTIES, INC.
(A Development Stage Company)
UNAUDITED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,		Cumulative
	2005	2004	2005	2004	Amounts

Revenue	$-	-	-	-	-

General and administrative costs	8,057	7,095	9,961	8,108	33,492

Loss before income taxes	(8,057)	(7,095)	(9,961)	(8,108)	(33,492)

Provision for income taxes	-	-	-	-	-

Loss before discontinued operations	(8,057)	(7,095)	(9,961)	(8,108)	(33,492)

Loss from discontinued operations,
net of taxes of $0	-	-	-	-	(122,185)

Net loss	$(8,057)	(7,095)	(9,961)	(8,108)	(155,677)

Loss per common share - basic and diluted	$-	-	-	-

Weighted average common shares -
basic and diluted	23,100,000	23,100,000	23,100,000	23,100,000

The accompanying notes are an integral part of these financial statements.

HARDWOOD DOORS & MILLING SPECIALTIES, INC.
(A Development Stage Company)
UNAUDITED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,		Cumulative
	2005	2004	Amounts
Cash flows from operating activities:
Net loss	$(9,961)	(8,108)	(155,677)
Adjustments to reconcile net loss to net cash
used in operating activities:
Decrease in accrued expenses	-	(545)	-

Net cash used in operating activities	(9,961)	(8,653)	(155,677)

Cash flows from investing activities:	-	-	-

Cash flows from financing activities:
Proceeds from issuance of common stock	-	-	148,000
Proceeds from notes payable	10,147	-	62,647
Payments on notes payable	-	-	(52,500)

Net cash provided by financing activities	10,147	-	158,147

Net increase (decrease) in cash	186	(8,653)	2,470

Cash, beginning of period	2,284	16,708	-

Cash, end of period	$2,470	8,055	2,470

The accompanying notes are an integral part of these financial statements.

HARDWOOD DOORS AND MILLING SPECIALTIES, INC.

(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

June 30, 2005

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

Note 2 – Additional Footnotes Included By Reference

Except as indicated in these Notes, there have been no other material changes in the information disclosed in the notes to the financial statements included in the Company’s Form 10-KSB for the year ended December 31, 2004, filed with the Securities and Exchange Commission.   Therefore, those footnotes are included herein by reference.

Note 3 - Going Concern

At June 30, 2005 the Company has an accumulated deficit, has incurred losses since inception as well as negative cash flow from operations.  These conditions raise substantial doubt about he ability of the Company to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company’s ability to continue as a going concern is subject to obtaining necessary funding from outside sources.  There can be no assurance that the Company will be successful in these efforts.

Note 4 – Note Payable

The note payable consists of a related party note payable to Luke Frazier, the Company’s President.  The note bears interest at 10%, is unsecured and is due on demand.

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

Results of Operations for the Three-Month Periods Ended June 30, 2005 and 2004

The Company generated no revenue during the three-month periods ended June 30, 2005 and 2004.

General and administrative expenses for the three months ended June 30, 2005 were $8,057 compared to general and administrative expenses of $7,095 during the three-month period ended June 30, 2004. Expenses consisted of general corporate administration, legal and professional fees, and accounting and auditing costs.  As a result of these factors, the Company realized a net loss of $8,057 for the three-month period ended June 30, 2005 and a net loss of $7,095 for the comparable period in 2004.

Results of Operations for the Six-Month Periods Ended June 30, 2005 and 2004

The Company generated no revenue during the six-month periods ended June 30, 2005 and 2004.

General and administrative expenses for the six months ended June 30, 2005 were $9,961 compared to general and administrative expenses of $8,108 during the six-month period ended June 30, 2004. Expenses consisted of general corporate administration, legal and professional fees, and accounting and auditing costs.  As a result of these factors, the Company realized a net loss of $9,961 for the six-month period ended June 30, 2005 and a net loss of $8,108 for the comparable period in 2004.

Cumulative net loss from organization on December 18, 1994 through June 30, 2005 was $155,677.

Liquidity and Capital Resources

At June 30, 2005, the Company’s total assets consisted of $2,470 in cash.  The Company had liabilities of $10,147 in notes payable at June 30, 2005 compared to no liabilities at June 30, 2004.  At December 31, 2004, the Company had total assets consisting of $2,284 in cash and no liabilities.

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

 31.1

Certification of the Principal Executive Officer/

Principal Financial Officer pursuant to Section 302

of the Sarbanes-Oxley Act of 2002

Attached

2

32.1

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

HARDWOOD DOORS & MILLING SPECIALITIES, INC.

Date: August 12, 2005

By: /s/ Luke Fraiser

      Luke Frazier

      President and Chief Financial Officer