Form 10QSB
period 2005-09-30
HARDWOOD DOORS & MILLING SPECIALITIES INC
filed 2005-11-10
CIK 1124074

U.S. Securities and Exchange Commission

Washington, D.C.  20549

Form 10-QSB

(Mark  One)

[  X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF  1934

          For  the  quarterly  period  ended  September 30,  2005

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

The  aggregate  number  of  shares issued and outstanding of the issuer's common stock  as  of  September 30,  2005  was  23,100,000  shares  of  $0.001par  value.

Transitional  Small  Business  Disclosure  Format  (Check  one):  Yes  [  ]  No  [X]

FORM 10-QSB

HARDWOOD DOORS & MILLING SPECIALITIES, INC.

INDEX

		Page
PART I.	Financial Information

Item 1.  Unaudited Financial Statements

Balance Sheets – September 30, 2005 and December 31, 2004

Statements of Operations for the Three and Nine Months Ended Sept. 30, 2005 and 2004, and for the Cumulative period Through Sept. 30, 2005

Statements of Cash Flows for the Nine Months Ended Sept. 30, 2005 and 2004, and for the Cumulative period Through Sept. 30, 2005

Notes to Financial Statements

Item 2.  Management’s Discussion and Analysis of Financial Condition or Plan of Operation

Item 3.  Controls and Procedures

		3 3 4 5 6 7-10 10
PART II.	Other Information Item 2. Changes in Securities Item 6. Exhibits and Reports on Form 8-K	10 11
	Signatures	12

(Inapplicable items have been omitted)

PART I.

FINANCIAL INFORMATION

ITEM  1.  Financial Statements (unaudited)

HARDWOOD DOORS & MILLING SPECIALTIES, INC.
(A Development Stage Company)
BALANCE SHEETS
	September 30,	December 31,
	2005	2004
ASSETS	(Unaudited)	(Audited)

Current assets:
Cash	$1,470	2,284

Total current assets	$1,470	2,284

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued liabilities	$1,700	-
Note payable - stockholder	10,000	-

Total current liabilities	11,700	-

Commitments and contingencies

Stockholders' equity (deficit):
Preferred stock, $.001 par value, 10,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $.001 par value, 50,000,000 shares
authorized, 23,100,000 and 23,100,000 shares
issued and outstanding, respectively	23,100	23,100
Additional paid-in capital	124,900	124,900
Deficit accumulated during the development stage	(158,230)	(145,716)

Total stockholders' equity (deficit)	(10,230)	2,284

Total liabilities and stockholders' equity (deficit)	$1,470	2,284

The accompanying notes are an integral part of these financial statements.

HARDWOOD DOORS & MILLING SPECIALTIES, INC.
(A Development Stage Company)
UNAUDITED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,		Cumulative
	2005	2004	2005	2004	Amounts

Revenue	$-	-	-	-	-

General and administrative costs	2,554	2,636	12,514	10,744	36,045

Loss before income taxes	(2,554)	(2,636)	(12,514)	(10,744)	(36,045)

Provision for income taxes	-	-	-	-	-

Loss before discontinued operations	$(2,554)	(2,636)	(12,514)	(10,744)	(36,045)

Loss from discontinued operations,
net of taxes of $0	-	-	-	-	(122,185)

Net loss	$(2,554)	(2,636)	(12,514)	(10,744)	(158,230)

Loss per common share - basic and diluted	$-	-	-	-

Weighted average common shares -
basic and diluted	23,100,000	23,100,000	23,100,000	23,100,000

The accompanying notes are an integral part of these financial statements.

HARDWOOD DOORS & MILLING SPECIALTIES, INC.
(A Development Stage Company)
UNAUDITED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,		Cumulative
	2005	2004	Amounts
Cash flows from operating activities:
Net loss	$(12,514)	(10,744)	(158,230)
Adjustments to reconcile net loss to net cash
used in operating activities:
Increase (decrease) in accounts payable
and accrued liabilities	1,700	(545)	1,700

Net cash used in operating activities	(10,814)	(11,289)	(156,530)

Cash flows from investing activities:	-	-	-

Cash flows from financing activities:
Proceeds from issuance of common stock	-	-	148,000
Proceeds from notes payable	10,000	-	62,500
Payments on notes payable	-	-	(52,500)

Net cash provided by financing activities	10,000	-	158,000

Net increase (decrease) in cash	(814)	(11,289)	1,470

Cash, beginning of period	2,284	16,708	-

Cash, end of period	$1,470	5,419	1,470

The accompanying notes are an integral part of these financial statements.

HARDWOOD DOORS AND MILLING SPECIALTIES, INC.

(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

September 30, 2005

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

Note 3 - Going Concern

At September 30, 2005 the Company has an accumulated deficit, has incurred losses since inception as well as negative cash flow from operations.  These conditions raise substantial doubt about he ability of the Company to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

History

We were formed as a Nevada corporation on December 18, 1994, originally under the name of American Outdoorsman to manage sporting goods stores.  We were unsuccessful in commencing any business operations.  On May 24, 2000, we changed our name to Hardwood Doors & Milling Specialities, Inc. with the intent to focus on marketing and distributing hardwood interior and exterior doors and accessories via the internet.  The Company commenced limited operations and was not successful with its intended business.

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

Results of Operations for the Three-Month Periods Ended September 30, 2005 and 2004

The Company generated no revenue during the three-month periods ended September 30, 2005 and 2004.

General and administrative expenses for the three months ended September 30, 2005 were $2,554 compared to general and administrative expenses of $2,636 during the three-month period ended September 30, 2004. Expenses consisted of general corporate administration, legal and professional fees, and accounting and auditing costs.  As a result of these factors, the Company realized a net loss of $2,554 for the three-month period ended September 30, 2005 and a net loss of $2,636 for the comparable period in 2004.

Results of Operations for the Nine-Month Periods Ended September 30, 2005 and 2004

The Company generated no revenue during the nine-month periods ended September 30, 2005 and 2004.

General and administrative expenses for the nine months ended September 30, 2005 were $12,514 compared to general and administrative expenses of $10,744 during the nine-month period ended September 30, 2004. Expenses consisted of general corporate administration, legal and professional fees, and accounting and auditing costs.  As a result of these factors, the Company realized a net loss of $12,514 for the nine-month period ended September 30, 2005 and a net loss of $10,744 for the comparable period in 2004.

Cumulative net loss from organization on December 18, 1994 through September 30, 2005 was $158,230.

Liquidity and Capital Resources

At September 30, 2005, the Company’s total assets consisted of $1,470 in cash.  The Company had liabilities of $11,700 in notes and accounts payable at September 30, 2005 compared to no liabilities at December 31, 2004.  At December 31, 2004, the Company had total assets consisting of $2,284 in cash and no liabilities.

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

HARDWOOD DOORS & MILLING SPECIALITIES, INC.

Date: November 10, 2005

By: /s/ Luke Frazier

      Luke Frazier

      President and Chief Financial Officer