Form 10KSB
period 2005-12-31
Calibre Energy, Inc.
filed 2006-03-31
CIK 1124074

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005
COMMISSION FILE NO. 000-50830

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to______

CALIBRE ENERGY, INC.
(Name of Small Business Issuer as specified in its charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	88-0343804 (IRS Employer Identification No.)

1667 K Street, NW, Suite 1230, Washington, D.C. 20006
(Address of Principal Executive Offices and Zip Code)

(202) 223-4401
(Issuer's Telephone Number)

HARDWOOD DOORS AND MILLING SPECIALITIES, INC.
(former name)

4302 Hollow Road
Logan, Utah 84321
(former address)

NONE
(Securities registered under Section 12(b) of the Act)
Common Stock $0.001 par value
(Securities registered under Section 12(g) of the Act)

Check whether the issuer (1) filed all reports required to be filed by sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if disclosure of delinquent filers pursuant to Item 405, of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Registrant's revenue for its most recent fiscal year: $0.

On March 1, 2006 the aggregate market value of the voting stock of Hardwood Doors and Milling Specialities, Inc. held by non-affiliates of the registrant was $92,558,176. There is currently a limited public market for the registrant’s common stock.

As of March 1, 2006 there were 50,820,806 outstanding shares of common stock, par value $0.001.

Transitional Small Business Format: Yes ☐ No ☒

Documents incorporated by reference: None.

CALIBRE ENERGY, INC.
FORM 10-KSB
DECEMBER 31, 2005

(Inapplicable items have been omitted)

FORWARD-LOOKING STATEMENT NOTICE

When used in this report, the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect the Company’s future plans of operations, business strategy, operating results, and financial position. Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors. Such factors are discussed under the headings ”Item 1. Description of Business,” and “Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and also include general economic factors and conditions that may directly or indirectly impact the Company’s financial condition or results of operations.

PART I

Item 1. Description of Business

Explanatory Note - Subsequent Event. On January 27, 2006 we acquired Calibre Energy, Inc., a Delaware corporation (“Calibre Energy Delaware”), through a merger between our wholly owned subsidiary and Calibre Energy Delaware. Information about Calibre Energy Delaware, the acquisition and our business after January 27, 2006 can be found in the Form 8-K filed on January 27, 2006 and subsequent filings.

Our History

We were formed as a Nevada corporation on December 30, 1994, originally under the name of American Outdoorsman, Inc. to manage sporting goods stores. We were unsuccessful in commencing any business operations. On May 15, 2000, we changed our name to Hardwood Doors & Milling Specialities, Inc. with the intent to focus on marketing and distributing hardwood interior and exterior doors and accessories via direct sales and the internet. The Company commenced limited operations and was not successful with the intended business.

Our Business

We ceased operations on September 1, 2002 and after that focused our efforts on seeking a viable business opportunity.

We did not have ongoing business operations from September 1, 2002 until our acquisition of Calibre Energy Delaware on January 27, 2006.

Hardwood Doors spent the majority of 2005 seeking for and reviewing possible business opportunities. In December of 2005 we entered into an Agreement and Plan of Reorganization pursuant to which we would acquire Calibre Energy Delaware. Calibre Energy Delaware had been recently formed to engage in the acquisition and development of oil and gas properties. The acquisition was consummated on January 27, 2006.

Competition

We encountered substantial competition in our efforts to acquire a business opportunity. The primary competition was from other companies organized and funded for similar purposes, small venture capital partnerships and corporations, small business investment companies and wealthy individuals.

Employees

We had no employees in 2005. Our sole officer and director throughout 2005, Luke Frazier devoted only such time to our affairs as he deemed appropriate to identify possible business opportunities as outlined above and to manage the agreement in December with Calibre Energy Delaware.

Item 2. Description of Property

During 2005 our sole officer and director, Luke Frazier provided us with office space at his private residence at no charge. Mr. Frazier’s address was 4302 Hollow Road, Logan, Utah 84321. As of January 27, 2006, our offices are located at 1667 K Street NW, Suite 1230, Washington, D.C. 20006.

Item 3. Legal Proceedings

Management is not aware of any other current or pending legal proceedings involving the Company or our officers or directors.

Item 4. Submission of Matters to a Vote of Security Holders

In December 2005, Mr. Frazier, as the holder of approximately 86% of our outstanding stock, approved amendments to our Articles of Incorporation to increase our authorized stock to 110,000,000 shares consisting of 10,000,000 shares of preferred and 100,000,000 shares of common stock and to change our name to Calibre Energy, Inc. and to adopt the 2005 Stock Option Plan.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

As of December 31, 2005 there was no significant public market for our common stock.

As of December 31, 2005, there were approximately 43 shareholders of record holding 23,100,000 shares of common stock. The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

We have not paid, nor declared, any dividends since our inception and do not intend to declare any such dividends in the foreseeable future. Our ability to pay dividends is subject to limitations imposed by Nevada law. Under Nevada law, dividends may be paid to the extent that a corporation’s assets exceed its liabilities and it is able to pay its debts as they become due in the usual course of business.

Recent Sales of Unregistered Securities

The following is a detailed list of securities sold within the three years prior to December 31, 2005 without registration under the Securities Act.

In October 2003, we issued 20,000,000 shares of common stock to Luke Frazier for consideration of $20,000. The shares were issued in a private transaction, not involving any public solicitation or commissions, and without registration in reliance on the exemption provided by Section 4(2) of the Securities Act.

Item 6. Management’s Discussion and Analysis or Plan of Operation

Years Ended December 31, 2005 and 2004

The Company did not generate any revenue during the years ended December 31, 2005 and 2004.

General and administrative expenses for the year ended December 31, 2005 were $23,923 compared to general and administrative expenses of $13,879 for the year ended December 31, 2004. Expenses in both years were largely due to accounting, legal and other professional costs. The Company experienced higher legal and professional costs in 2005 related to its negotiation and execution of the Agreement and Plan of Reorganization with Calibre Energy Delaware in December of 2005.

As a result of the foregoing, the Company realized equal net losses of $23,923 for the year ended December 31, 2005 and $13,879 for the year ended December 31, 2004. The Company’s net loss is attributable to a lack of business and ongoing professional costs associated with preparing the Company’s public reports and the Agreement and Plan of Reorganization.

Liquidity and Capital Resources

At December 31, 2005, the Company’s assets consisted of $872 in cash, current liabilities consisted of accounts payable and accrued expenses $12,511 and a $10,000 note payable to the Officer of the Company. At December 31, 2004, assets consisted of $2,284 in cash and there were no current liabilities.

As of December 31, 2005, the Company had no material commitments for capital expenditures. Management understands that it does not have sufficient cash to meet its immediate operational needs and will require additional capital to cover ongoing operating expenses. Management may attempt to raise additional capital for its current operational needs through loans from its officers, debt financing, equity financing or a combination of financing options. However, there are no existing understandings, commitments or agreements for such an infusion; nor can there be assurances to that effect.

The Company has adopted a code of ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller. The Code of Ethics was included as an exhibit to the Form 10-KSB for the year ending December 31, 2004.

Item 7. Financial Statements

The financial statements of the Company appear at the end of this report beginning with the Index to Financial Statements on page 12.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. The Company's management, with the participation of the chief executive officer and the chief financial officer, carried out an evaluation of he effectiveness of the Company's "disclosure, controls and procedures" (as defined in the Securities

Exchange Act of 1934 (the "Exchange Act") Rules 13a-15(3) and 15-d-15(3) as of the end of the period covered by this annual report (the "Evaluation Date"). Based upon that evaluation, the chief executive officer and the chief financial officer concluded that, as of the Evaluation Date, the Company's disclosure, controls and procedures are effective, providing them with material information relating to the Company as required to be disclosed in the reports the Company files or submits under the Exchange Act on a timely basis.

(b) Changes in Internal Control over Financial Reporting. There were no changes in the Company's internal controls over financial reporting, known to the chief executive officer or the chief financial officer, that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 8B. Other Information

There are no further disclosures. We filed a Form 8-K on December 7, 2005 to disclose that we entered into an Agreement and Plan of Reorganization with Calibre Energy Delaware.

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

Item 10. Executive Compensation

There are no employment contracts between the Company and any of its officers or directors. Our sole officer and director, Luke Frazier does not receive any compensation for services rendered, has not received such compensation in the past, and is not accruing any compensation pursuant to any agreement with our Company.  Mr. Frazier is reimbursed for expenses incurred on our behalf but will not receive any finder’s fee as a result of his efforts to implement the business plan outlined herein.  However, Mr. Frazier anticipates receiving benefits as a beneficial shareholder of our common stock.

Stock Option Plan

In 2005 we had reserved 1,000,000 shares of common stock for issuance to key employees, officers, directors and consultants upon the exercise of options granted under our 2000 Stock Option Plan. To date, no options have been granted.

Compensation of Directors

None.

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth as of December 31, 2005, the name and shareholdings of each person known to us that either directly or beneficially holds more than 5% of our 23,100,000 issued and outstanding shares of common stock, par value $.001. The table also lists the name and shareholdings of each director and of all officers and directors as a group. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

Name and Address of Directors, Executive Officers and 5% Beneficial Owners	Amount and Nature of Beneficial Ownership	Percent of Class of Common Stock

Luke M. Frazier (1) 4302 Hollow Road Logan, Utah 84321	20,000,000	86.6%

Directors and Executive Officers as a Group: One person	20,000,000	86.6%

(1) Officer and director of the Company

Item 12. Certain Relationships and Related Transactions

The Company’s sole officer and director in 2005, Luke Frazier provided the Company with office space at his private residence at no charge. Mr. Frazier’s address is 4302 Hollow Road, Logan, Utah 84321.

Item 13. Exhibits and Reports on Form 8-K

a) Exhibits

Exhibit	Title	Location
Exhibit 3(i)	Amended and Restated Articles of Incorporation*	10-SB of July 1, 2004

Exhibit 3(ii)	Bylaws*	10-SB of July 1, 2004

Exhibit 10.1	Agreement and Plan of Reorganization dated December 7, 2005 by and between Hardwood Doors and Milling Specialities, Inc. and Calibre Energy, Inc.*	8-K of December 7, 2005

Exhibit 14	Code of Ethics*	10-KSB of December 31, 2004

Exhibit 31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached

Exhibit 31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached

Exhibit 32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the of the Sarbanes-Oxley Act of 2002**	Attached

Exhibit 32.	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**	Attached
* Incorporated by reference. Filed as an exhibit to the referenced Form.

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

b) Reports on Form 8-K. We filed a Form 8-K on December 7, 2005 disclosing our entry into the Agreement and Plan of Reorganization with Calibre Energy Delaware.

Item 14. Principal Accountant Fees and Services

Audit Fee

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of Hardwood Doors and Milling Specialities, Inc.’s annual financial statement and review of financial statements included in Hardwood Doors and Milling Specialities, Inc.’s 10-QSB reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were $4,738 for fiscal year ended 2004 and $10,867 for fiscal year ended 2005.

Audit-Related Fees

There were no fees for other audit related services for fiscal year ended 2005.

Tax Fees

Fees relating to tax compliance, tax advice and tax planning totaled $300 for the fiscal year 2005, $690 for the fiscal year 2004.

All Other Fees

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

Date: March 30, 2006	CALIBRE ENERGY, INC. By: /s/ Prentis B. Tomlinson, Jr. Prentis B. Tomlinson, Jr. Chief Executive Officer By: /s/ O. Oliver Pennington III O. Oliver Pennington III

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 30, 2006	By: /s/ Prentis B. Tomlinson, Jr. Prentis B. Tomlinson, Jr. Director

By:/s/ Edward L. Moses Edward L. Moses

By: /s/ W. Richard Anderson W. Richard Anderson

CALIBRE ENERGY, INC.
(FORMERLY HARDWOOD DOORS & MILLING SPECIALITIES, INC.)
(A Development Stage Company)

FINANCIAL STATEMENTS

December 31, 2005 and 2004

CALIBRE ENERGY, INC.
(FORMERLY HARDWOOD DOORS & MILLING SPECIALITIES, INC.)
(A Development Stage Company)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders’
and Board of Directors of
Calibre Energy, Inc.
(formerly Hardwood Doors & Milling Specialities, Inc.)

We have audited the accompanying balance sheets of Calibre Energy, Inc. (formerly Hardwood Doors & Milling Specialities, Inc.) (a development stage company), as of December 31, 2005 and 2004 and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended and the cumulative amounts since inception. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Calibre Energy, Inc. (formerly Hardwood Doors & Milling Specialities, Inc.) (a development stage company), as of December 31, 2005 and 2004 and the results of its operations and its cash flows for the years then ended and the cumulative amounts since inception, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s revenue generating activities are not in place and the Company has incurred losses since inception. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

JONES SIMKINS, P.C.
Logan, Utah
March 10, 2006

CALIBRE ENERGY, INC.
(FORMERLY HARDWOOD DOORS & MILLING SPECIALITIES, INC.)
(A Development Stage Company)
BALANCE SHEETS
December 31, 2005 and 2004

ASSETS	2005	2004
Current assets:
Cash	$872	2,284
Total current assets	$872	2,284

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$12,511	–
Note payable - stockholder	10,000	–

Total current liabilities	22,511	–

Commitments and contingencies

Stockholders' equity:
Preferred stock, $.001 par value, 10,000,000 shares authorized, no shares issued and outstanding	–	–
Common stock, $.001 par value, 100,000,000 and 50,000,000 shares authorized, 23,100,000 shares issued and outstanding	23,100	23,100
Additional paid-in capital	124,900	124,900
Deficit accumulated during the development stage	(169,639)	(145,716)

Total stockholders' equity (deficit)	(21,639)	2,284

Total liabilities and stockholders' equity (deficit)	$872	2,284

CALIBRE ENERGY, INC.
(FORMERLY HARDWOOD DOORS & MILLING SPECIALITIES, INC.)
(A Development Stage Company)
STATEMENTS OF OPERATIONS
Years Ended December 31, 2005 and 2004 and Cumulative Amounts

	2005	2004	Amounts

Revenue	$–	–	–

General and administrative costs	23,923	13,879	47,454

Loss before income taxes	(23,923)	(13,879)	(47,454)

Provision for income taxes	–	–	–

Loss before discontinued operations	$(23,923)	(13,879)	(47,454)

Loss from discontinued operations,
net of taxes of $0	–	–	(122,185)

Net loss	$(23,923)	(13,879)	(169,639)

Loss per common share - basic and diluted	$–	–

Weighted average common shares -
basic and diluted	23,100,000	23,100,000

CALIBRE ENERGY, INC.
(FORMERLY HARDWOOD DOORS & MILLING SPECIALITIES, INC.)
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
December 30, 1994 ( Date of Inception) to December 31, 2005

						Deficit
						Accumulated
					Additional	During the
	Preferred Stock		Common Stock		Paid-in	Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total
Balance at December 30, 1994
(date of inception)	–	$–	–	$–	$–	$–	$–

Issuance of common stock for cash	–	–	1,000,000	1,000	–	–	1,000

Net loss	–	–	–	–	–	(145)	(145)

Balance at December 31, 1995	–	–	1,000,000	1,000	–	(145)	855

Net loss	–	–	–	–	–	(420)	(420)

Balance at December 31, 1996	–	–	1,000,000	1,000	–	(565)	435

Net loss	–	–	–	–	–	(470)	(470)

Balance at December 31, 1997	–	–	1,000,000	1,000	–	(1,035)	(35)

Issuance of common stock for cash	–	–	2,000,000	2,000	–	–	2,000

Net loss	–	–	–	–	–	(1,472)	(1,472)

Balance at December 31, 1998	–	–	3,000,000	3,000	–	(2,507)	493

Net loss	–	–	–	–	–	(14,482)	(14,482)

Balance at December 31, 1999	–	–	3,000,000	3,000	–	(16,989)	(13,989)

Net loss	–	–	–	–	–	(41,730)	(41,730)

Balance at December 31, 2000	–	–	3,000,000	3,000	–	(58,719)	(55,719)

Issuance of common stock for cash	–	–	100,000	100	124,900	–	125,000

Net loss	–	–	–	–	–	(39,814)	(39,814)

Balance at December 31, 2001	–	–	3,100,000	3,100	124,900	(98,533)	29,467

Net loss	–	–	–	–	–	(29,652)	(29,652)

Balance at December 31, 2002	–	–	3,100,000	3,100	124,900	(128,185)	(185)

Issuance of common stock for cash	–	–	20,000,000	20,000	–	–	20,000

Net loss	–	–	–	–	–	(3,652)	(3,652)

Balance at December 31, 2003	–	–	23,100,000	23,100	124,900	(131,837)	16,163

Net loss	–	–	–	–	–	(13,879)	(13,879)

Balance at December 31, 2004	–	–	23,100,000	23,100	124,900	(145,716)	2,284

Net loss	–	–	–	–	–	(23,923)	(23,923)

Balance at December 31, 2005	–	$–	23,100,000	$23,100	$124,900	$(169,639)	$(21,639)

CALIBRE ENERGY, INC.
(FORMERLY HARDWOOD DOORS & MILLING SPECIALITIES, INC.)
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
Years Ended December 31, 2005 and 2004 and Cumulative Amounts

			Cumulative
	2005	2004	Amounts
Cash flows from operating activities:
Net loss	$(23,923)	(13,879)	(169,639)
Adjustments to reconcile net loss to net cash
used in operating activities:
Increase (decrease) in accounts payable
and accrued expenses	12,511	(545)	12,511

Net cash used in operating activities	(11,412)	(14,424)	(157,128)

Cash flows from investing activities:	–		–

Cash flows from financing activities:
Proceeds from issuance of common stock	–	–	148,000
Proceeds from notes payable	10,000	–	62,500
Payments on notes payable	–	–	(52,500)

Net cash provided by financing activities	10,000	–	158,000

Net increase (decrease) in cash	(1,412)	(14,424)	872

Cash, beginning of year	2,284	16,708	–

Cash, end of year	$872	2,284	872

    Note 1 - Organization and Summary of Significant Accounting Policies

Organization

The Company was organized under the laws of the State of Nevada on December 30, 1994 (date of inception) as American Outdoorsman, Inc. On May 15, 2000, the Company changed its name to Hardwood Doors & Milling Specialities, Inc. and from that date through August 31, 2002 was engaged in the marketing and distribution of custom-made hardwood doors. On August 31, 2002, the Company discontinued its custom-made hardwood doors operations. Beginning September 1, 2002, the Company is seeking business ventures that will allow for long-term growth. On January 17, 2006, the Company entered into an agreement and plan of reorganization and changed its name to Calibre Energy, Inc. (see note 9).

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

Income Taxes

Deferred income taxes are provided in amounts sufficient to give effect to temporary differences between financial and tax reporting, principally related to net operating loss carryforwards and start-up costs.

Earnings Per Share

The computation of basic earnings per common share is based on the weighted average number of shares outstanding during the year.

The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year plus the common stock equivalents which would arise from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the year. Common stock equivalents are not included in the diluted earnings per share calculation when their effect is antidilutive. The Company does not have any stock options or warrants outstanding at December 31, 2005.

Stock Based Compensation

Statement of Financial Accounting Standards No.123, “Accounting for Stock-Based Compensation” (SFAS 123) gives entities the choice between adopting a fair value method or continuing to use the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25 with footnote disclosures of the pro forma effect if the fair value method had been adopted. The Company has opted for the latter approach.

Starting January 1, 2006 in accordance with SFAS 123 (revised 2004), the Company will be required to begin recognizing compensation cost related to stock options. (See Note 8)

Concentration of Credit Risk

The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

Note 1 - Organization and Summary of Significant Accounting Policies (continued)

Use of Estimates in the Preparation of Financial Statements

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

Note 2 - Going Concern

As of December 31, 2005, the Company’s revenue generating activities are not in place, and the Company has incurred losses since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Management intends to seek additional funding through business ventures. There can be no assurance that such funds will be available to the Company, or available on terms acceptable to the Company. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Note 3 - Note Payable

The note payable consists of a related party note payable to Luke Frazier, the Company’s former President (see note 9). The note bears interest at 10%, is unsecured and is due on demand. During the year ended December 31, 2005, $534 has been accrued as interest expense.

Note 4 - Preferred Stock

The Company’s preferred stock may have such rights, preferences and designations and may be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at December 31, 2005.

Note 5 - Supplemental Cash Flow Information

No amounts have been paid for interest or income taxes since inception.

Note 6 - Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and payables. The carrying amount of cash and payables approximates fair value because of the short-term nature of these items.

Note 7 - Income Taxes

The difference between income taxes at statutory rates and the amount presented in the financial statements is a result of the following:

	Year Ended December 31,
	2005	2004

Income tax benefit at statutory rate	$6,000	2,000
Change in valuation allowance	(6,000)	(2,000)
		–
Note 7 - Income Taxes (continued)

Deferred tax assets are as follows at December 31:
	2005	2004

Net operating loss carryforwards	$30,000	30,000
Start-up costs	12,000	6,000
Valuation allowance	(42,000)	(36,000)
	$–	–

The Company has net operating loss carryforwards of approximately $122,000 which begin to expire in the year 2009. The amount of net operating loss carryforwards that can be used in any one year will be limited by significant changes in the ownership of the Company and by the applicable tax laws which are in effect at the time such carryforwards can be utilized.

Note 8 - Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Standard ("FAS") No. 123(R), Share-Based Payment, an amendment of FASB Statements No. 123 and 95. FAS No. 123(R) replaces FAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. This statement requires companies to recognize the fair value of stock options and other stock-based compensation to employees prospectively beginning with the first interim or annual period of the first fiscal year beginning after December 15, 2005 for small business issuers, as deferred by the Securities and Exchange Commission. This means that the Company will be required to implement FAS No. 123(R) no later than the quarter beginning January 1, 2006. The Company currently measures stock-based compensation in accordance with APB Opinion No. 25, as discussed above. The Company anticipates adopting the modified prospective method of FAS No. 123(R) on January 1, 2006. The impact on the Company's financial condition or results of operations will depend on the number and terms of stock options outstanding on the date of change, as well as future options that may be granted. However, the Company believes the adoption of FAS No. 123(R) will not have a material effect on the Company's financial position and results of operations.

The FASB has issued Statement No. 154, Accounting Changes and Error Corrections. This new standard replaces APB Opinion No. 20, Accounting changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. Among other changes, SFAS No. 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so.

SFAS No. 154 also provides that (1) a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement.” The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15,
2005. Early adoption of this standard is permitted for accounting changes and correction of errors made in fiscal years beginning after June 1, 2005. The Company anticipates adopting SFAS No. 154 on December 1, 2006, and does not believe the adoption of this new accounting pronouncement will result in a material impact on the Company’s financial position or results of operations.

Note 9 - Subsequent Event

On January 17, 2006, the Company entered into a merger with Calibre Energy Delaware. In connection with the consummation of the Merger, the Company changed its name to Calibre Energy, Inc. Each outstanding share of common stock of Calibre Energy Delaware was converted into one share of common stock of the Company. All outstanding options and warrants to purchase common stock of Calibre Energy Delaware were assumed by the Company and converted into options and warrants to purchase an equal number of shares of common stock of the Company.

The Merger resulted in a change of control of the Company, with the former security holders of Calibre Energy Delaware owning approximately 93.0% of the Company's outstanding common stock, or approximately 93.7% assuming the exercise of all outstanding options and warrants, following the closing of the merger.

In connection with the merger, the Company issued 47,000,000 shares of its common stock to holders of common stock of Calibre Energy Delaware and reserved for issuance (1) 10,400,000 shares of common stock pursuant to outstanding warrants to purchase common stock of Calibre Energy Delaware that were assumed by the Company, and (2) 6,425,000 shares of common stock pursuant to outstanding options to purchase common stock of Calibre Energy Delaware pursuant to the Calibre Energy, Inc. 2005 Stock Incentive Plan that were assumed by the Company. In addition, 19,575,000 issued and outstanding shares of common stock of the Company were cancelled for no consideration in connection with the merger. As a result of the merger, the Company had 50,525,000 shares of common stock issued and outstanding and an additional 16,825,000 shares of common stock reserved for issuance as described above.