Form 10QSB
period 2006-03-31
Calibre Energy, Inc.
filed 2006-05-23
CIK 1124074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-50830

CALIBRE ENERGY, INC.
(Exact name of registrant as specified in its charter)

Nevada	88-0343804
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

1667 K Street NW, Suite 1230
Washington, DC 20006
(Address of principal executive offices)
(Zip Code)

(202) 223-4401
(Registrant’s telephone number, including area code)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes _X_ No ___

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes __  No _X_

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  __ No _X_

As of March 31, 2006, 53,980,806 shares of common stock were outstanding.

CALIBRE ENERGY, INC. QUARTERLY REPORT ON FORM 10-QSB
FOR THE QUARTERLY PERIOD ENDED

March 31, 2006

TABLE OF CONTENTS

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Calibre Energy, Inc.
Consolidated Balance Sheets
(unaudited)
	March 31,	December 31,
	2006	2005
Assets
Current Assets
Cash	4,308,654	2,105,749
Accounts receivable
Oil and gas sales	39,472	33,960
Note receivable - related party	350,000	300,000
Prepaid expenses and other	6,245	104,100

Total current assets	4,704,371	2,543,809

Noncurrent Assets
Oil and gas properties, using full cost method	8,568,016	5,308,881
Furniture and office equipment	282,386	121,778
Less: Accumulated depreciation, depletion, amortization and impairment	(67,631)	(35,599)
Net property, furniture and office equipment	8,782,771	5,395,060

Other assets	11,100	-

Total assets	13,498,242	7,938,869

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable - trade	1,443,367	946,852
Accounts payable - employees	-	98,630
Accrued expenses	30,735	20,482
Total liabilities	1,474,102	1,065,964

Shareholders’ Equity
Preferred stock; $.001 par value; 10,000,000 authorized; none issued	-	-
Common stock; $.001 par value; 100,000,000 authorized; 53,980,806 and 47,000,000 issued and outstanding at March 31, 2006 and December 31, 2005, respectively	53,981	47,000
Additional paid-in capital	14,545,422	8,727,556
Accumulated deficit	(2,575,263)	(1,901,651)
Total shareholders’ equity	12,024,140	6,872,905

Total liabilities and shareholders’ equity	13,498,242	7,938,869

Calibre Energy, Inc.
Consolidated Statement of Operations
For the Three Months Ended March 31, 2006
(unaudited)

Revenue	$ 39,342

Operating expenses
Lease operating expense	9,296
Depletion expense	14,332
Compensation expense	88,629
Professional fees	246,568
Salaries and wages	166,377
General and administrative (excluding compensation expense)	211,866
Total operating expense	737,068

Loss from operations	(697,726)

Interest income	24,114

Net loss	$(673,612)

Earnings per share:
Basic and diluted	$(0.01)

Weighted average shares outstanding	49,755,558

Calibre Energy, Inc.
Consolidated Statement of Shareholders’ Equity
For the Three Months Ended March 31, 2006
(unaudited)

	Common Stock		Additional
			Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2005	47,000,000	$47,000	$8,727,556	$(1,901,651)	$6,872,905

Issuance of common stock for reverse merger	3,525,000	3,525	(3,525)		–

Issuance of common stock for cash, net of offering costs	3,160,000	3,160	5,811,434		5,814,594

Cashless exercise of warrants	295,806	296	(296)		–

Option expense			10,253		10,253

Net loss				(673,612)	(673,612)

Balance, March 31, 2006	53,980,806	$53,981	$14,545,422	$(2,575,263)	$12,024,140

Calibre Energy, Inc.
Consolidated Statement of Cash Flows
For the Three Months Ended March 31, 2006
(Unaudited)

Cash Flows from Operating Activities
Net loss	$(673,612)
Adjustments to reconcile net loss to net cash provided by operating activities:
Noncash compensation expense	100,000
Accretion of stock option expense	10,253
Depreciation and depletion expense	32,032
Changes in working capital components:
(Increase) in accounts receivable	(5,512)
(Increase) in other current assets	(2,145)
(Increase) in other assets	(11,100)
Increase in accounts payable	397,885
Increase in accrued expense	10,253
Net cash (used in) operating activities	(141,946)

Cash Flows from Investing Activities
Additions to oil and gas properties	(3,259,135)
Additions to furniture, office equipment and leasehold improvements	(160,608)
Receipts on notes receivable	300,000
Disbursements on note receivable	(350,000)
Net cash (used in) investing activities	(3,469,743)

Cash Flows from Financing Activities
Proceeds from sale of common stock	5,814,594
Net cash provided by financing activities	5,814,594

Net increase in cash	2,202,905

Cash
Beginning of period	2,105,749
End of period	$4,308,654

Supplemental cash flow information:
Interest paid	–

CALIBRE ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1. - Basis of Presentation

The accompanying unaudited interim financial statements of Calibre Energy, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual report filed with the SEC on Form SB-2. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2005 as reported in Form SB-2, have been omitted.

Note 2.  Organization and Business Operations

Calibre Energy, Inc. (the “Company” or “Calibre”) is an exploration and production company focused on the acquisition, exploitation and development of high quality, long-lived producing and non-producing fractured gas and oil shale properties in selected producing basins in North America. Headquartered in Washington, DC and Houston, Texas, Calibre is a Delaware corporation that was formed on August 17, 2005.

Calibre completed a reverse merger into a public company, Hardwood Doors and Milling Specialties, Inc. (“Hardwood”), on January 27, 2006, in which Calibre obtained a controlling interest. See Note 6 for details.

Calibre anticipates applying a business model to achieve substantial annual growth in production and reserves with a relatively low risk approach. These plans include deploying known techniques for use in identifying, predicting, and optimizing future production volumes and rates. Using multi-discipline teams with core competencies of petrophysics, reservoir and production engineering, geology and geophysics, the Calibre’s emphasis will be on the practical integrated application of these technologies to identify previously “hidden” potential. This model mitigates conventional exploration risk because Calibre will focus on: a) shales that are laterally extensive (pervasive); b) basins where the target zones have been previously penetrated and found to be productive; c) shales that have been successfully fraced (contained); d) cuttings utilized to validate source rock potential, porosity, and permeability; and e) projects that will be financially leveraged.

Note 3.  Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Calibre’s financials are based on a number of significant estimates, including oil and gas reserve quantities which are the bases for the calculation of depreciation, depletion and impairment of oil and gas properties, and timing and costs associated with its retirement obligations.

Employee Stock Plan

In December 2004, the FASB issued SFAS No.123R, "Accounting for Stock-Based Compensation" (“SFAS No. 123R”). SFAS No.123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No.123R requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. Prior to SFAS No.123R, only certain pro forma disclosures of fair value were required. SFAS No.123R shall be effective for small business issuers as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. Calibre adopted SFAS No. 123R as of January 1, 2006.

Note 4.   Going Concern

As shown in the accompanying financial statements, Calibre has incurred operating losses since inception and expects to continue to incur losses through 2006. Calibre’s business plan requires substantial capital investment prior to achieving sufficient positive cash flow to sustain its operations. Future profitability is dependent on the success of our exploration programs. These factors raise substantial doubt about our ability to continue as a going concern. Calibre’s ability to achieve and maintain profitability and positive cash flow is dependent upon Calibre’s ability to locate profitable properties, generate revenue from their planned business operations, and control exploration cost. Management plans to fund its future operations from additional financings and commercial production of its exploration programs. However, there is no assurance that we will be able to obtain additional financing from investors or private lenders and, if available, such financing may not be on commercial terms acceptable to Calibre or its shareholders or that our exploration programs will be successful.

Note 5.  Related Party Transactions

Our President and Chairman, Mr. Prentis B. Tomlinson, Jr., owns approximately an 18% (on a fully diluted basis) stake of Kerogen Resources, Inc., a privately held oil and gas exploration company and served as a Director and Chairman of the Board of Directors from its formation in July 2005 until April 21, 2006.

We are parties to a letter agreement with Kerogen Resources pursuant to which we are participating in the Reichmann project. During the period ending March 31, 2006, pursuant to such agreement we have paid Kerogen $1,361,643. Kerogen then paid such amount to Reichmann Petroleum Corporation as reimbursement of operating expenses.

We have entered into a Participation Agreement with Kerogen Resources for the exploration and development of prospects in the South Fort Worth Basin. Pursuant to this agreement we are obligated to pay Kerogen Resources $597,000 for its identification of prospects; we have paid Kerogen Resources $500,000 of such amount to date, although no payments were made in the period ending March 31, 2006 in respect to this agreement. Additionally, we have advanced $666,637 to Kerogen for participation in leases in the Hill County area of Texas. The price paid for leases represented market prices for similar acreage in the area.

We have entered into a Participation Agreement with Kerogen Resources for the exploration and development of prospects in the Williston Basin. Pursuant to this agreement we are obligated to pay Kerogen Resources $638,600 for its identification of prospects; we have paid Kerogen Resources $550,000 of such amount to date. However, we made no payments to Kerogen during the period ending March 31, 2006 in respect to this agreement. The terms of participation by Calibre in the Agreements for both the Ft. Worth Basin and the Williston Basin are similar to Agreements entered into with other industry companies with KRI in these basins.

We held a promissory note issued by Kerogen Resources. The principal owed pursuant to the note was $300,000 and it did bear interest at the rate of 6.25% per annum. The principal of this note and accrued interest thereon was due and payable in a single installment on the maturity date. The maturity date was the earlier of September 30, 2006 or the date on which Kerogen Resources received gross proceeds of at least $6,000,000 from a sale of equity, in one or more transactions. We acquired the note from Mr. Tomlinson in October 2005 in exchange for a payment of $300,000. On March 24, 2006, Kerogen Resources repaid $314,623.29, the full amount of the promissory note and all interest due. The note in the amount of $300,000 was paid on March 24, 2006 together with interest in the amount of $14,623.29.

On March 24, 2006, we loaned $350,000 to Standard Drilling, Inc.  pursuant to a loan bearing interest at 4% per annum.  On April 7, 2006 Standard Drilling, Inc. repaid us $350,544.54, the full amount of the loan with all interest due.  Mr. Tomlinson, our President, controls a limited liability company that, at the time of the loan, owned 53% of Standard Drilling, Inc.

We believe all of the transactions with related parties have been on terms no less favorable to us than those terms which may have been obtained from unrelated third parties.

Note 6.   Stockholder’s Equity

Reverse Merger

On January 27, 2006, pursuant to an Amended and Restated Agreement and Plan of Reorganization dated as of January 17, 2006 by and among Hardwood Doors and Milling Specialties, Inc., a Nevada corporation (the “Company”), Calibre Acquisition Co., a Delaware corporation (“Merger Sub”), and Calibre Energy, Inc., a Delaware corporation (“Calibre Energy Delaware”), ( the “Merger Agreement”), Merger Sub was merged with and into Calibre Energy Delaware, and Calibre Energy Delaware became a wholly-owned subsidiary of Calibre (the “Merger”). As a result of the Merger, Calibre, which previously had no material operations, acquired the business of Calibre Energy Delaware. For accounting purposes, this reorganization will be treated as a reverse merger, with Calibre being the accounting acquirer and the go-forward financial statements will show Calibre’s history from its inception on August 17, 2005.

Each outstanding share of common stock of Calibre Energy Delaware was converted into one share of common stock of Calibre. All outstanding options and warrants to purchase common stock of Calibre Energy Delaware were assumed by Calibre and converted into options and warrants to purchase an equal number of shares of common stock of Calibre. The Merger resulted in a change of control of Calibre, with the former security holders of Calibre Energy Delaware owning approximately 93.0% of Calibre’s outstanding common stock, or approximately 93.7% assuming the exercise of all outstanding options and warrants, following the closing of the Merger.

In connection with the Merger, Calibre issued 47,000,000 shares of its common stock to holders of common stock of Calibre Energy Delaware and reserved for issuance (1) 10,000,000 shares of common stock pursuant to outstanding warrants to purchase common stock of Calibre Energy Delaware that were assumed by Calibre, and (2) 6,425,000 shares of common stock pursuant to outstanding options to purchase common stock of Calibre Energy Delaware pursuant to the Calibre Energy, Inc. 2005 Stock Incentive Plan that were assumed by Calibre. In addition, 19,575,000 issued and outstanding shares of common stock of Calibre were cancelled for no consideration in connection with the Merger.

In connection with the consummation of the Merger, we changed our name to Calibre Energy, Inc.

Note 7.   Subsequent Events

Private Placement

On April 18, 2006 Calibre completed a private placement to institutional and other accredited investors in which it sold 5,800,000 units. Each unit, composed of one share of common stock and a warrant to purchase a share of common stock, was sold at a price of $2.00 per unit. Aggregate gross proceeds to Calibre were $11,600,000. Offering costs were $ 892,000 and will be reflected as a reduction in the proceeds. At March 31, 2006, Calibre had received net proceeds from stock issuances of $5,814,594 (gross proceeds of $6,320,000 less $505,406 of offering costs).

Each warrant issued entitles the holder to acquire one additional share of Calibre common stock at an exercise price of U.S. $2.75 per share at any time on or before two years following the date of issuance. Provided that if the closing price of our common stock on any exchange on which the common stock is traded or quoted equals or exceeds U.S.$4.00 for 20 consecutive trading days and if either: (i) a registration statement registering the re-sale of the shares issuable upon exercise of the warrants has been declared effective, or (ii) Calibre has completed a “Canadian Going Public Transaction” as referred to in the Warrant under the caption “Canadian Reporting Issuer Status,” then the warrant term shall be automatically reduced to 30 days from the date of initial issuance of a news release by Calibre announcing the change to the warrant term.

In connection with sales outside the United States, Calibre Energy paid finders fees totaling $ 892,000 and issued to the finders warrants to acquire a total of 579,500 shares on the same terms as those warrants issued to the investors except that the exercise price for the finders warrants is $2.00 per share

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and notes thereto included elsewhere in this report. The terms “Calibre Energy,” “Calibre,” “we,” “us” and “our” refer to Calibre Energy, Inc.

Overview

Cautionary Statement Regarding Forward-Looking Statements

This report contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Statements included in this report that are not historical facts, that address activities, events or developments that we expect or anticipate will or may occur in the future, including things such as plans for growth of the business, future capital expenditures, competitive strengths, goals, references to future goals or intentions or other such references are forward-looking statements. These statements can be identified by the use of forward-looking terminology, including “may,” “believe,” “expect,” “anticipate,” “estimate,” “continue,” or similar words. These statements are made by us based on our past experience and our perception of historical trends, current conditions and expected future developments as well as other considerations we believe are appropriate under the circumstances. Whether actual results and developments in the future will conform to our expectation is subject to numerous risks and uncertainties, many of which are beyond our control. Therefore, actual outcomes and results could materially differ from what is expressed, implied or forecast in these statements. Any differences could be caused by a number of factors, including, but not limited to:

•	a decline in or substantial volatility of crude oil and natural gas commodity prices;

•
the incurrence of significant costs and liabilities in the future resulting from our failure to comply with new or existing environmental regulations or an accidental release of hazardous substances into the environment; and

•	other financial, operational and legal risks and uncertainties detailed from time to time in our Securities and Exchange Commission filings.

All forward-looking statements included in this report and all subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. The forward-looking statements speak only as of the date made, other than as required by law, and we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview - Plan of Operation

We are engaged in oil and natural gas exploration and exploitation activities in the Barnett Shale development in Ft. Worth Basin located northern Texas, the Bakkan Shale development in the Williston Basin located in Montana and North Dakota, and the Fayetteville Shale development in the Arkoma Basin located in Arkansas. We have a limited operating history as our predecessor company for financial reporting purposes was formed on August 17, 2005. We are engaged in the acquisition, exploitation and development of producing and non-producing oil and gas-shale (source rock) properties in selected producing basins in North America. Our oil and gas business was commenced in August 2005. Our current activities are in the Barnett Shale development in Northern Texas and the Fayetteville Shale development in Arkansas.

Our goal is to expand and develop our exploration and production business and our reserves by initially emphasizing the identification and development of shale gas opportunities in the Barnett Shale and the Fayetteville Shale. We believe both the Mississippian development of the Barnett Shale in the Ft. Worth Basin and the Fayetteville Shale development in the Arkoma Basin provides the greatest near term economic value to us as we believe these developments have the most promising economics of any shale gas wells compared to the various producing basins in the United States.

Acquisition, exploration and development.

We follow the full cost method of accounting for oil and gas properties. Accordingly, all costs associated with acquisition, exploration, and development of oil and gas reserves, including directly related overhead costs and related asset retirement costs, are capitalized.

General and administrative. General and administrative expenses consist primarily of salaries and benefits, office expense, professional services fees, and other corporate overhead costs. We anticipate increases in general and administrative expenses as we continue to develop and prepare for commercialization of our technology

Results of Operations

We commenced our oil and gas operations in August 2005. Prior to that time we did not have any significant activities or assets. Consequently, we are not able to compare results of operations for the three months ended March 31, 2006 to any earlier period.

Net Sales.

For the three months ended March 31, 2006, our oil and gas net sales were $39,342. We are in the operational development stage of our exploration program. Accordingly, we do not expect to generate substantial revenues during the majority of 2006 until the completion of the initial stages of our drilling program.

General and Administrative Expenses.

For the three months ended March 31, 2006, general and administrative expenses were $713,440. A total of $211,866 was for actual costs associated with our general and administrative expense, $246,568 was for professional fees, $88,629 was non cash compensations expense, and $ 166,377 was for salary and wages for employees.

Net loss.

For the three months ended March 31, 2006, we had a net loss of $ 673,612. The net loss is primarily attributable to minimal operating revenues to support general and administrative costs until such time as we achieve operating results from our drilling program.

Liquidity and Capital Resources

As of March 31, 2006, we had cash of $4,308,654 and working capital of $3,230,269. Since our inception, our primary sources of liquidity have been generated by the sale of equity securities (including the issuance of securities in exchange for goods and services to third parties and to pay costs of employees). To date, the net proceeds from the sales of securities have been used to fund our exploration programs and our general and administrative costs. Our future liquidity depends on the success of our exploration programs and our continued ability to obtain sources of capital to fund our continuing development.

On October 31, 2005, we raised an aggregate of $8,000,000 ($7,243,056 net of offering costs) through the sale of 20,000,000 shares of common stock and warrants to purchase 10,000,000 shares of common stock at an exercise price of $0.75 and a term of 2 years. As of March 31, 2006, 400,000 warrants to purchase our common stock have been exercised.

In March and April 2006, we raised an aggregate of $11,600,000 ($10,708,000 net of offering costs) through the sale of 5,800,000 shares of common stock and warrants to purchase 5,800,000 shares of common stock at an exercise price of $2.75 and a term of 2 years.

Cash flow from operating activities

Subject to the successful execution of our financing and operational plan, our projected net cash flow from operating activities is expected to generate approximately $8 million in 2006.

Future capital expenditures and commitments

We evaluate opportunities to purchase or sell oil and natural gas properties in the marketplace and could participate as a buyer or seller of properties at various times. We seek acquisitions that utilize our technical expertise or offer opportunities to expand our existing core areas.

Expenditures for exploration and development of oil and natural gas properties are the primary use of our capital resources. During 2006 our budgeted capital and exploration and development expenditures are expected to be approximately $31,334,902 as follows:

Amount
General & Administrative and Capital Costs	$2,834,361
Exploration & development drilling	19,149,541
Land costs	8,526,000
Seismic	825,000
Total	$31,334,902

We anticipate that we will obtain the capital required for our expected expenditures from available cash, net production proceeds, and the sale of equity which may include proceeds from sale of equity upon exercise of warrants. Although we cannot provide any assurance, assuming successful implementation of our strategy, including the future development of our proved reserves and realization of our cash flows as anticipated, we believe that our remaining cash balance as of March 31, 2006 and cash flows from operations and additional sale of equity securities will be sufficient to satisfy our 2006 capital budget. The actual amount and timing of our capital expenditures may differ materially from our estimates as a result of, among other things, actual drilling results, the availability of drilling rigs and other services and equipment, and regulatory, technological and competitive developments. Failure to raise necessary working capital or our cash flow generated from operations being less than projected in our 2006 budget will cause us to curtail the development of our operations.

Hedging

We did not hedge any of our oil or natural gas production during 2005 and have not entered into any such hedges from January 1, 2006 through the date of this filing.

Contractual Obligations
		Payments Due By Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating Lease
Obligations	$258,335	$101,554	$156,781
Drilling Well in Progress	3,183,898	3,183,898
Total	$3,442,233	$3,285,452	$156,781

As of March 31, 2006, we had no Long-term Debt Obligations, Capital Lease Obligations, Purchase Obligations or other Long-term Liabilities reflected on the balance sheet.

Off-Balance Sheet Arrangements

As of March 31, 2006, we had no off-balance sheet arrangements.

Related Party Transactions

Our President and Chairman, Mr. Prentis B. Tomlinson, Jr., owns approximately an 18% (on a fully diluted basis) stake of Kerogen Resources, Inc., a privately held oil and gas exploration company and served as a Director and Chairman of the Board of Directors from its formation in July 2005 until April 21, 2006.

We are parties to a letter agreement with Kerogen Resources pursuant to which we are participating in the Reichmann project. During the period ending March 31, 2006, pursuant to such agreement we have paid Kerogen $1,361,643. Kerogen then paid such amount to Reichmann Petroleum Corporation as reimbursement of operating expenses.

We have entered into a Participation Agreement with Kerogen Resources for the exploration and development of prospects in the South Fort Worth Basin. Pursuant to this agreement we are obligated to pay Kerogen Resources $597,000 for its identification of prospects; we have paid Kerogen Resources $500,000 of such amount to date, although no payments were made in the period ending March 31, 2006 in respect to this agreement. Additionally, we have advanced $666,637 to Kerogen for participation in leases in the Hill County area of Texas. The price paid for leases represented market prices for similar acreage in the area.

We have entered into a Participation Agreement with Kerogen Resources for the exploration and development of prospects in the Williston Basin. Pursuant to this agreement we are obligated to pay Kerogen Resources $638,600 for its identification of prospects; we have paid Kerogen Resources $550,000 of such amount to date. However, we made no payments to Kerogen during the period ending March 31, 2006 in respect to this agreement. The terms of participation by Calibre in the Agreements for both the Ft. Worth Basin and the Williston Basin are similar to Agreements entered into with other industry companies with KRI in these basins.

We held a promissory note issued by Kerogen Resources. The principal owed pursuant to the note was $300,000 and it did bear interest at the rate of 6.25% per annum. The principal of this note and accrued interest thereon was due and payable in a single installment on the maturity date. The maturity date was the earlier of September 30, 2006 or the date on which Kerogen Resources received gross proceeds of at least $6,000,000 from a sale of equity, in one or more transactions. We acquired the note from Mr. Tomlinson in October 2005 in exchange for a payment of $300,000. On March 24, 2006, Kerogen Resources repaid $314,623.29, the full amount of the promissory note and all interest due. The note in the amount of $300,000 was paid on March 24, 2006 together with interest in the amount of $14,623.29.

On March 24, 2006, we loaned $350,000 to Standard Drilling, Inc.  pursuant to a loan bearing interest at 4% per annum.  On April 7, 2006 Standard Drilling, Inc. repaid us $350,544.54, the full amount of the loan with all interest due.  Mr. Tomlinson, our President, controls a limited liability company that, at the time of the loan, owned 53% of Standard Drilling, Inc.

We believe all of the transactions with related parties have been on terms no less favorable to us than those terms which may have been obtained from unrelated third parties.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our most significant judgments and estimates used in preparation of our consolidated financial statements.

Reverse Acquisition. We treated the merger of Calibre Energy, Inc. into a subsidiary of Hardwood Doors and Milling Specialties, Inc. as a reverse acquisition. Pursuant to the guidance in Appendix B of SEC Accounting Disclosure Rules and Practices Official Text, the “merger of a private operating company into a non-operating public shell corporation with nominal net assets typically results in the owners and management of the private company having actual or effective operating control of the combined company after the transaction, with the shareholders of the former public shell continuing only as passive investors. These transactions are considered by the staff to be capital transactions in substance, rather than business combinations. That is, the transaction is equivalent to the issuance of stock by the private company for the net monetary assets of the shell corporation, accompanied by a recapitalization.” Accordingly, the reverse acquisition has been accounted for as a recapitalization. For accounting purposes, the original Calibre Energy, Inc. is considered the acquirer in the reverse acquisition. The historical financial statements are those of the original Calibre Energy, Inc. Earnings per share for periods prior to the merger are restated to reflect the number of equivalent shares received by the acquiring company

Employee Stock Plan. In December 2004, the FASB issued SFAS No.123R, "Accounting for Stock-Based Compensation" (“SFAS No. 123R”). SFAS No.123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No.123R requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. Prior to SFAS No.123R, only certain pro forma disclosures of fair value were required. SFAS No.123R shall be effective for small business issuers as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. Calibre adopted SFAS No. 123R as of January 1, 2006.

We have a stock-based compensation plan, which is described more fully in Form SB-2 filed with the SEC. As permitted under generally accepted accounting principles, we accounted for the plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, stock-based employee compensation cost has been recognized, as all options granted under the plan had an exercise price less than the market value of the underlying common stock on the date of grant, see Form SB-2 filed with the SEC for more information. The net loss at December 31, 2005 had compensation cost for the stock-based compensation plan been determined based on the grant date fair values of awards (the method described in FASB Statement No. 123, Accounting for Stock-Based Compensation), would have increased $372,965 or $.01 per share.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Market risk is the risk of loss arising from adverse changes in market rates and prices. We are exposed to risks related to increases in the prices of fuel and raw materials consumed in exploration, development and production. We do not engage in commodity price hedging activities.

Item 4. Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of March 31, 2006. Based on this evaluation, our chief executive officer and chief financial officer have concluded that, as of March 31, 2006, our disclosure controls and procedures were not effective, in that they ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and (2) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.  Our conclusion was based on the number of adjustments identified by our independent auditors during the course of their review and our assessment that during the formative stages of our organizational development, we currently lack the personnel resources to ensure that our disclosure controls and procedures are adequate. We are addressing the procedural and control issues by adding more formalized accounting procedures and by developing and adding to our personnel in the reporting and control area.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Our management is not aware of any significant litigation, pending or threatened, that would have a significant adverse effect on our financial position or results of operations.

Item 2. Sales of Unregistered Securities and Use of Proceeds.

Recent Sales of Unregistered Securities. Set forth below is certain information concerning all issuances of securities by the Company during the fiscal quarter ended March 31, 2006 that were not registered under the Securities Act.

On January 27, 2006 when Calibre was named “Hardwood Doors and Milling Specialties, Inc.,” it issued: (i) 47,000,000 shares of common stock, (ii) warrants to acquire 10,000,000 shares of common stock at a price of $0.75 per share, and (iii) warrants to acquire 2,000,000 shares of common stock at $0.40 per share, to the shareholders and warrant holders of Calibre Energy, Inc., a Delaware corporation ("Calibre") in exchange for all the outstanding capital stock and warrants of Calibre. The shares of common stock issued in the acquisition were offered and sold pursuant to the exemption from registration afforded by Rule 506 under the Securities Act of 1933 (the “Securities Act”) and/or Section 4(2) of the Securities Act. Calibre subsequently changed its name to “Calibre Energy, Inc.”

In March and April of 2006, Calibre issued 5,800,000 shares of common stock and warrants to acquire 5,800,000 shares of common stock at a price of $2.75 of Calibre Energy, Inc., a Nevada corporation (“Calibre”). In March and April, Calibre issued to the placement agents who assisted with the sale of the share and warrants, warrants to purchase 579,500 shares of Common Stock at a price of $2.00 per share. The shares of common stock and warrants were offered and sold pursuant to the exemption from registration afforded by Rule 506 under the Securities Act of 1933 (the “Securities Act”), Regulation S, and/or Section 4(2) of the Securities Act.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit 31.1	Chief Executive Officer Certification Pursuant to Section 13a-14 of the Securities Exchange Act
Exhibit 31.2	Chief Financial Officer Certification Pursuant to Section 13a-14 of the Securities Exchange Act
Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 22, 2006	By:	/s/ Prentis B. Tomlinson, Jr.
Prentis B. Tomlinson, Jr.
President and
Chairman of the Board of Directors

Dated: May 22, 2006	By:	/s/ O. Oliver Pennington
O. Oliver Pennington
Chief Financial Officer

INDEX TO EXHIBITS
OF
CALIBRE ENERGY, INC.

Exhibit 31.1*	Chief Executive Officer Certification Pursuant to Section 13a-14 of the Securities Exchange Act
Exhibit 31.2*	Chief Financial Officer Certification Pursuant to Section 13a-14 of the Securities Exchange Act
Exhibit 32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*  Filed herewith.