Form 10KSB/A
period 2005-12-31
Calibre Energy, Inc.
filed 2006-07-07
CIK 1124074

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-KSB/A
Amendment No. 1

☒  ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005
COMMISSION FILE NO. 000-50830
OR
☐  TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to______

Calibre Energy, Inc.
(Name of small business issuer on its charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	1311 (Primary Standard Industrial Classification Code Number)	88-0343804 (I.R.S. Employer Identification Number)

1667 K Street, NW, Suite 1230
Washington, D.C. 20006
(202) 223-4401
(Address and telephone number
of principal executive offices and principal place of business)
___________________

Oliver Pennington
1667 K Street, NW, Suite 1230
Washington, D.C. 20006
(202) 223-4401
(Name, address and telephone number
of agent for service)
___________________

Copy to:
Michael C. Blaney
Vinson & Elkins L.L.P.
1001 Fannin, Suite 2300
Houston, TX 77002
(713) 758-2222

Check whether the issuer (1) filed all reports required to be filed by sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No ☐

Check if disclosure of delinquent filers pursuant to Item 405, of Regulation S-B is not contained in this form , and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Registrant's revenue for its most recent fiscal year: $20,778.

On March 31, 2006 the aggregate market value of the voting stock of Calibre Energy, Inc. held by non-affiliates of the registrant was $92,558,176. There is currently a limited public market for the registrant’s common stock.

As of March 31, 2006 there were 53,980,806 outstanding shares of common stock, par value $0.001.

Transitional Small Business Format: Yes  ☐ No ☒

Documents incorporated by reference: None.

Cautionary Notice Regarding Forward Looking Statements

“Calibre Energy, Inc.,” the “company,” “we,” “us” or “our” refer to Calibre Energy, Inc., a Nevada corporation, and its subsidiaries, except where otherwise indicated or required by context. This report contains a number of forward-looking statements that reflect management’s current views and expectations with respect to our business, strategies, future results and events and financial performance. All statements made in this Annual Report other than statements of historical fact, including statements that address operating performance, events or developments that management expects or anticipates will or may occur in the future, including statements related to revenues, cash flow, profitability, adequacy of funds from operations, statements expressing general optimism about future operating results and non-historical information, are forward looking statements. In particular, the words “believe,” “expect,” “intend,” “ anticipate,” “estimate,” “may,” variations of such words, and similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements and their absence does not mean that the statement is not forward-looking. These forward-looking statements are subject to certain risks and uncertainties, including those discussed below. Our actual results, performance or achievements could differ materially from historical results as well as those expressed in, anticipated or implied by these forward-looking statements. We do not undertake any obligation to revise these forward-looking statements to reflect any future events or circumstances.

Readers should not place undue reliance on these forward-looking statements, which are based on management’s current expectations and projections about future events, are not guarantees of future performance, are subject to risks, uncertainties and assumptions (including those described below) and apply only as of the date of this report. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below in “Risk Factors” as well as those discussed elsewhere in this report, and the risks discussed in our press releases and other communications to shareholders issued by us from time to time which attempt to advise interested parties of the risks and factors that may affect our business. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 1. DESCRIPTION OF BUSINESS

We are an independent natural gas and oil exploration and production company concentrating on growing reserves and production through the exploration, development, exploitation and acquisition of natural gas and oil reserves in North America. We have initially concentrated on the acquisition, exploitation and development of producing and non-producing shale gas and oil properties in the Barnett Shale in Texas. Our oil and gas business was commenced in August 2005. We specialize in acquiring oil and gas interests involved in extracting hydrocarbons from known gas-shale source rocks. We intend to focus on: a) shales that are laterally extensive; b) basins where the target zones have been previously penetrated; and c) shales that have been successfully fraced and commercially produced.

Our Executive Offices

Our principal executive and administrative office facility is located at 1667 K Street, N.W., Suite 1230, Washington, D.C. 20006 and our telephone number is (202) 223-4401 and we have an operations office at Ashford VI, 1155 Dairy Ashford South, Fourth Floor, Houston, TX 77079.

Business Strategy

Our goal is to expand and develop our exploration and production business and our reserves by initially emphasizing the identification and development of shale gas opportunities in the Barnett Shale and the Fayetteville Shale. We believe that both the Mississippian developments of the Barnett Shale in the Ft. Worth Basin and the Fayetteville Shale development in the Arkoma Basin provides the greatest near term economic value to us.

Because the experience of our current management team and project partners, we have the potential to execute quickly in identifying opportunities and capturing a land position. Some exploration and production companies take up to one year to obtain rights to the land and an additional year to evaluate the land for the first well. We believe we can shorten the total time for obtaining rights and evaluation to one year and then commence development in the second year.

Our Projects

Currently our growth depends heavily on the performance of our operating partners, to execute drilling and completion programs in an environment where shortages of equipment and talent are resulting in the escalation of costs. We have no current capability to act as an operator at this time as additional legal, land, drilling, and completion personnel will also be required for us to expand our operations and to act as an operator. Our senior management team will have to hire additional expertise in operations and finance to make a successful transition into a full operating company. However, in the future we will seek to operate wells in which we own an interest as we believe that by controlling operations, we will be able to more effectively manage the cost and timing of exploration and development of our properties, including the drilling and fracture stimulation methods used.

Projects with Kerogen Resources

We are currently participating in three projects with Kerogen Resources, Inc., a small, privately held, recently formed exploration and production company, located in Houston, Texas. These are as follows:

Reichmann Petroleum Corporation Project

The first project is a joint venture with Kerogen Resources, Crosby Minerals and Reichmann Petroleum Corporation to explore, acquire and develop properties located in the Barnett Shale in the Ft. Worth Basin of North Texas. In October 2005 we acquired, through Kerogen Resources, a 12.5% working interest in 6,190 net acres of leasehold interests in Parker, Tarrant, Denton, and Johnson Counties, Texas. Subsequent to the initial acquisition, we purchased a 25% working interest in 443 net acres of leasehold interests from Reichmann Petroleum in Johnson County, Texas. Kerogen Resources provides the technical guidance for the project and in exchange will receive 12.5% of our working interest in each well drilled. As of June 15, 2006, we have paid Kerogen a total $6,708,758, of which $3,529,098 was for the 12.5% working interest in the initial 6,190 acres, prepayment of drilling costs on 12 wells and for the 25% working interest in the leasehold interest in Johnson County and $1,655,401 was for operating costs (ie, drilling and completion costs) of the JV since the original payment. Kerogen then paid such amounts to Reichmann Petroleum Corporation as reimbursement of leasehold costs, drilling and operating expenses. Currently, our net acreage position subject to the Reichmann agreement is 773.94 net acres. As of June 15, 2006, we owed $1,910,667 as our chare of the development and operation costs for the wells in this joint venture.

As of June 15, 2006, Calibre has participated in 22 gross wells. Four wells are currently producing, nine wells have been drilled, completed and fraced and are waiting to be hooked up to a pipeline, four wells have been drilled, completed and are cleaning up after being frac prior to being hooked up to a gas gathering line, three wells have been drilled to total depth, completed and are waiting to be fraced, and two wells are currently drilling. “Frac” or Fracture stimulation is a method of stimulating production by opening new flow channels in the rock surrounding a production well by pumping proppant, a granular substance that is carried into the formation by the fracturing fluid and helps keep the cracks open after a fracture treatment, and fluid into the well at high pressure and volume.

South Ft. Worth Basin Project

In October 2005, we entered into a Participation Agreement for the exploration and development of wells in a portion of the South Ft. Worth Basin with Kerogen Resources, Wynn Crosby Energy, Inc. (“Crosby”), and Triangle USA (“Triangle”). The agreement covers a five county area of approximately 1.5 million acres and consists of all lands in these counties outside areas of mutual interest covered by the Reichmann project. Kerogen Resources is expected to generate shale gas prospects in the area subject to the agreement. Calibre is obligated to pay Kerogen Resources $597,600 for its generation of shale gas prospects within the five county area. As of June 15, 2006 Calibre has paid $500,000 of this amount and the balance is due upon the delivery of Kerogen Resources’ technical report.

The Participation Agreement is for a two year term. Kerogen Resources, as the technical partner in charge of generating the prospect areas, pays 10% of the costs in exchange for a 16% working interest. Each of Triangle and us will pay 30% of costs for a 27% working interest and Crosby, as operator, will pay 30% of costs for a 30% working interest. Crosby intends to have three drilling rigs dedicated to this project. The agreement would bind all parties to the same area of mutual interest. Each party is permitted to obtain oil and gas leases in the territory, but must offer to assign to the other parties the percentage interest in the leases described above. Prospects are defined by agreement of the parties. The operator of a lease may require the other parties to advance payments for their respective percentages of the costs for leases or drilling of the lease.

Crosby has engaged 12 independent land brokers to identify leases for purchase. As of June 15, 2006, Crosby has leased approximately 11,710.87 net leasehold acres. Our net leasehold position pursuant to this agreement is 3,161.93 acres. We have advanced $1,184,154 to Kerogen for participation in these leases in the Ft, Worth Basin of Texas. We anticipate Calibre will acquire an additional 5,000 to 7,500 net leasehold acres under the Participation Agreement in the next six months. Additionally, Kerogen has acquired a 12 square mile 3D seismic program over part of our joint leasehold position and we have elected to participate for our share of the costs of the seismic program. We anticipate that we will acquire additional 3D seismic over our other leasehold interests in 2006.

Williston Basin Project

On September 20, 2005 we entered into a Participation Agreement with Kerogen Resources covering all of the Williston Basin. Under this agreement, we are obligated to pay Kerogen Resources the sum of $638,600 for generation of shale gas prospects in the Williston Basin. As of June 15, 2006 Calibre has paid $550,000 to Kerogen Resources and the balance is due upon the delivery of Kerogen Resources’ technical report. As of June 15, 2006 no acreage has been leased pursuant to this agreement. Kerogen Resources, as the technical partner in charge of generating the prospect areas, will pay 70% of the costs for a 73% working interest in the leasehold interests acquired subject to the agreement, and we pay 30% of the costs for a 27% working interest. Each party will control their own leases with obligations to offer any leases acquired to the rest of the group pro-rata. Prospects are defined based on land and range from 25,000 to 45,000 acres each. The operator on a lease may required participating parties to advance funds for leases or drilling.

Additional Acreage

In addition to the three joint venture projects with Kerogen Resources, as of June 15, 2006, we have acquired 5,318 gross leasehold acres and 3,417 net acres in the Barnett Shale outside of the areas covered by the Reichmann Petroleum JV, the South Ft. Worth Basin project and the Williston Basin project. We anticipate that we will commence development activities on these leases in the third quarter of 2006. Additionally, as of June 15, 2006, we have acquired 2,636 gross leasehold acres and 1,771 net leasehold acres in the Fayetteville Shale development in the Arkoma Basin in Arkansas.

“Gross leasehold acres” means the total number of acres in which we have a working interest. “Net leasehold acres” means the sum of the fractional working interests we have in the gross leasehold interests.

Employees

As of March 31, 2006 we employed five people, none of which are subject to a collective bargaining agreement. We consider our relations with our employees to be good.

Oil and Gas Properties

Reserves. We have 4 producing wells in which we have an interest and have recently commenced production. Our working interests in each of these wells are 10.9375%.

The following table presents summary data with respect to our estimated net proved oil and natural gas reserves as of the dates indicated. Our reserve estimates as of December 31, 2005 are based primarily on reserve reports prepared by Ryder Scott Company, L.P., our independent reserve engineers In preparing its reports, Ryder Scott Company, L.P. evaluated properties representing approximately 100% of our PV-10 as of December 31, 2005. All calculations of estimated net proved reserves have been made in accordance with the rules and regulations of the Securities and Exchange Commission, or the SEC.

	Gas (Mcf)	Oil (MBbls)
Total Proved Reserves:
Balance, August 17, 2005	—	—
Extensions, discoveries and improved production	69,000
Production	(3,000)	—

Balance, December 31, 2005	66,000	—

Well Status Summary. The well status of our drilling operations is as follows:

Number of Gross Wells
Producing	4
Fraced & Waiting on Gas Line Hookup	9
Drilled, Completed, Fraced and Cleaning Up	4
Waiting on Fracture Treatment	3
Drilling	2
Total	22

In addition, we have interest in four wells that are currently producing, nine wells that have been drilled, completed and fraced and are waiting to be hooked up to a pipeline, four wells that have been drilled, completed and are cleaning up after being frac prior to being hooked up to a gas gathering line, three wells that have been drilled to total depth, completed and are waiting to be fraced, and two wells that are currently drilling. Our gross and net gas well ownership position is as follows:

	Gross Wells	Net Wells

Reichmann Petroleum Corporation Project	22	2.54

During the period ending December 31, 2005, the average sales price per unit of gas produced was $6.63 and the average lifting costs was $4.30. Our production has only recently commenced.

Developed and Undeveloped Leasehold. We have the following developed and undeveloped leasehold interests:

Developed Acreage

	Gross Leasehold	Net Leasehold
Reichmann Petroleum Corporation Project	303	33
Total	303	33

Undeveloped Acreage

	Gross Leasehold	Net Leasehold
Reichmann Petroleum Corporation Project	6,330	741
So. Ft. Worth Basin Project	11,711	3,162
Other Ft. Worth Basin	5,316	3,417
Williston Basin Project	0	0
Arkoma Basin	2,636	1,771
Total	25,993	9,091

Our oil and gas properties consist primarily of working interests in oil and gas wells and our ownership of interests in leasehold acreage, both developed and undeveloped. The table above summarizes our gross and net developed and undeveloped oil and natural gas acreage under lease or option as of June 1, 2006. A developed acre is considered to be an acre spaced or assignable to productive wells. A gross acre is an acre in which a working interest is owned. A net acre is the result that is obtained when our fractional ownership working interest is multiplied by gross acres. The number of net acres is the sum of the factional working interests owned in gross acres expressed as whole numbers and fractions thereof. Undeveloped acreage is considered to be those lease acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil or natural gas, regardless of whether that acreage contains proved reserves, but does not include undrilled acreage held by production under the terms of a lease. As is customary in the oil and gas industry, we can generally retain our interest in undeveloped acreage by drilling activity that establishes commercial production sufficient to maintain the leases or by paying delay rentals during the remaining primary term of leases. The oil and natural gas leases in which we have an interest are for varying primary terms, and if production under a lease continues from our developed lease acreage beyond the primary term, we are entitled to hold the lease for as long as oil or natural gas is produced.

Government Regulation

Regulation of transportation of oil

Sales of crude oil, condensate and natural gas liquids are not currently regulated and are made at negotiated prices. Nevertheless, Congress could reenact price controls in the future.

Our sales of crude oil are affected by the availability, terms and cost of transportation. The transportation of oil in common carrier pipelines is also subject to rate regulation. The Federal Energy Regulatory Commission, or the FERC, regulates interstate oil pipeline transportation rates under the Interstate Commerce Act. In general, interstate oil pipeline rates must be cost-based, although settlement rates agreed to by all shippers are permitted and market-based rates may be permitted in certain circumstances. Effective January 1, 1995, the FERC implemented regulations establishing an indexing system (based on inflation) for transportation rates for oil that allowed for an increase or decrease in the cost of transporting oil to the purchaser. A review of these regulations by the FERC in 2000 was successfully challenged on appeal by an association of oil pipelines. On remand, the FERC in February 2003 increased the index slightly, effective July 2001. Intrastate oil pipeline transportation rates are subject to regulation by state regulatory commissions. The basis for intrastate oil pipeline regulation, and the degree of regulatory oversight and scrutiny given to intrastate oil pipeline rates, varies from state to state. Insofar as effective interstate and intrastate rates are equally applicable to all comparable shippers, we believe that the regulation of oil transportation rates will not affect our operations in any way that is of material difference from those of our competitors.

Further, interstate and intrastate common carrier oil pipelines must provide service on a non-discriminatory basis. Under this open access standard, common carriers must offer service to all similarly situated shippers requesting service on the same terms and under the same rates. When oil pipelines operate at full capacity, access is governed by prorationing provisions set forth in the pipelines’ published tariffs. Accordingly, we believe that access to oil pipeline transportation services generally will be available to us to the same extent as to our competitors.

Regulation of transportation and sale of natural gas

Historically, the transportation and sale for resale of natural gas in interstate commerce have been regulated pursuant to the Natural Gas Act of 1938, the Natural Gas Policy Act of 1978 and regulations issued under those Acts by the FERC. In the past, the federal government has regulated the prices at which natural gas could be sold. While sales by producers of natural gas can currently be made at uncontrolled market prices, Congress could reenact price controls in the future. Deregulation of wellhead natural gas sales began with the enactment of the Natural Gas Policy Act. In 1989, Congress enacted the Natural Gas Wellhead Decontrol Act. The Decontrol Act removed all Natural Gas Act and Natural Gas Policy Act price and non-price controls affecting wellhead sales of natural gas effective January 1, 1993.

FERC regulates interstate natural gas transportation rates and service conditions, which affects the marketing of natural gas that we produce, as well as the revenues we receive for sales of our natural gas. Since 1985, the FERC has endeavored to make natural gas transportation more accessible to natural gas buyers and sellers on an open and non-discriminatory basis. The FERC has stated that open access policies are necessary to improve the competitive structure of the interstate natural gas pipeline industry and to create a regulatory framework that will put natural gas sellers into more direct contractual relations with natural gas buyers by, among other things, unbundling the sale of natural gas from the sale of transportation and storage services. Beginning in 1992, the FERC issued Order No. 636 and a series of related orders to implement its open access policies. As a result of the Order No. 636 program, the marketing and pricing of natural gas have been significantly altered. The interstate pipelines’ traditional role as wholesalers of natural gas has been eliminated and replaced by a structure under which pipelines provide transportation and storage service on an open access basis to others who buy and sell natural gas. Although the FERC’ s orders do not directly regulate natural gas producers, they are intended to foster increased competition within all phases of the natural gas industry.

In 2000, the FERC issued Order No. 637 and subsequent orders, which imposed a number of additional reforms designed to enhance competition in natural gas markets. Among other things, Order No. 637 effected changes in FERC regulations relating to scheduling procedures, capacity segmentation, penalties, rights of first refusal and information reporting. Most pipelines’ tariff filings to implement the requirements of Order No. 637 have been accepted by the FERC and placed into effect.

Gathering service, which occurs upstream of jurisdictional transmission services, is regulated by the states on shore and in state waters. Although its policy is still in flux, FERC has reclassified certain jurisdictional transmission facilities as non-jurisdictional gathering facilities, which may increase our costs of getting gas to point of sale locations.

Intrastate natural gas transportation is also subject to regulation by state regulatory agencies. The basis for intrastate regulation of natural gas transportation and the degree of regulatory oversight and scrutiny given to intrastate natural gas pipeline rates and services varies from state to state. Insofar as such regulation within a particular state will generally affect all intrastate natural gas shippers within the state on a comparable basis, we believe that the regulation of similarly situated intrastate natural gas transportation in any states in which we operate and ship natural gas on an intrastate basis will not affect our operations in any way that is of material difference from those of our competitors. Like the regulation of interstate transportation rates, the regulation of intrastate transportation rates affects the marketing of natural gas that we produce, as well as the revenues we receive for sales of our natural gas.

Regulation of production

The production of oil and natural gas is subject to regulation under a wide range of local, state and federal statutes, rules, orders and regulations. Federal, state and local statutes and regulations require permits for drilling operations, drilling bonds and reports concerning operations. Such regulations govern conservation matters, including provisions for the unitization or pooling of oil and natural gas properties, the establishment of maximum allowable rates of production from oil and natural gas wells, the regulation of well spacing, and plugging and abandonment of wells. The effect of these regulations is to limit the amount of oil and natural gas that we can produce from our wells and to limit the number of wells or the locations at which we can drill, although we can apply for exceptions to such regulations or to have reductions in well spacing. Moreover, each state generally imposes a production or severance tax with respect to the production and sale of oil, natural gas and natural gas liquids within its jurisdiction.

The failure to comply with these rules and regulations can result in substantial penalties. Our competitors in the oil and natural gas industry are subject to the same regulatory requirements and restrictions that affect our operations.

Environmental, health and safety regulation

General. Our operations are subject to stringent and complex federal, state, local and provincial laws and regulations governing environmental protection, health and safety, including the discharge of materials into the environment. These laws and regulations may, among other things:

•	require the acquisition of various permits before drilling commences;

•
    restrict the types, quantities and concentration of various substances that can be released into the environment in connection with oil and natural gas drilling, production and transportation activities;

•	limit or prohibit drilling activities on certain lands lying within wilderness, wetlands and other protected areas; and

•	require remedial measures to mitigate pollution from former and ongoing operations, such as requirements to close pits and plug abandoned wells.

These laws and regulations may also restrict the rate of oil and natural gas production below the rate that would otherwise be possible. The regulatory burden on the oil and gas industry increases the cost of doing business in the industry and consequently affects profitability. Additionally, Congress and federal and state agencies frequently revise environmental, health and safety laws and regulations, and any changes that result in more stringent and costly waste handling, disposal and cleanup requirements for the oil and gas industry could have a significant impact on our operating costs.

The following is a summary of some of the existing environmental, health and safety laws and regulations to which our business operations are subject.

Waste handling. The Resource Conservation and Recovery Act, or RCRA, and comparable state statutes, regulate the generation, transportation, treatment, storage, disposal and cleanup of hazardous and non-hazardous wastes. Under the auspices of the federal Environmental Protection Agency, or EPA, the individual states administer some or all of the provisions of RCRA, sometimes in conjunction with their own, more stringent requirements. Drilling fluids, produced waters and most of the other wastes associated with the exploration, development and production of crude oil or natural gas are currently regulated under RCRA’s non-hazardous waste provisions. However, it is possible that certain oil and natural gas exploration and production wastes now classified as non-hazardous could be classified as hazardous wastes in the future. Any such change could result in an increase in our costs to manage and dispose of wastes, which could have a material adverse effect on our results of operations and financial position.

Comprehensive Environmental Response, Compensation and Liability Act. The Comprehensive Environmental Response, Compensation and Liability Act, or CERCLA, also known as the Superfund law, imposes joint and several liability, without regard to fault or legality of conduct, in connection with the release of a hazardous substance into the environment. Persons potentially liable under CERCLA include the current or former owner or operator of the site where the release occurred and anyone who disposed or arranged for the disposal of a hazardous substance to the site where the release occurred. Under CERCLA, such persons may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment, damages to natural resources and the costs of certain health studies. In addition, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment.

We own and lease, and may in the future operate, numerous properties that have been used for oil and natural gas exploitation and production for many years. Hazardous substances may have been released on, at or under the properties owned, leased or operated by us, or on, at or under other locations, including off-site locations, where such substances have been taken for disposal. In addition, some of our properties have been or are operated by third parties or by previous owners or operators whose handling, treatment and disposal of hazardous substances were not under our control. These properties and the substances disposed or released on, at or under them may be subject to CERCLA, RCRA and analogous state laws. In certain circumstances, we could be responsible for the removal of previously disposed substances and wastes, remediate contaminated property or perform remedial plugging or pit closure operations to prevent future contamination. In addition, federal and state trustees can also seek substantial compensation for damages to natural resources resulting from spills or releases.

Water discharges. The Federal Water Pollution Control Act, or the Clean Water Act, and analogous state laws, impose restrictions and strict controls with respect to the discharge of pollutants, including oil and other substances generated by our operations, into waters of the United States or state waters. Under these laws, the discharge of pollutants into regulated waters is prohibited except in accordance with the terms of a permit issued by EPA or an analogous state agency. Federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with discharge permits or other requirements of the Clean Water Act and analogous state laws and regulations.

The Safe Drinking Water Act, or SDWA, and analogous state laws impose requirements relating to underground injection activities. Under these laws, the EPA and state environmental agencies have adopted regulations relating to permitting, testing, monitoring, record keeping and reporting of injection well activities, as well as prohibitions against the migration of injected fluids into underground sources of drinking water.

Air emissions. The Federal Clean Air Act and comparable state laws regulate emissions of various air pollutants through air emissions permitting programs and the imposition of other requirements. In addition, EPA and certain states have developed and continue to develop stringent regulations governing emissions of toxic air pollutants at specified sources. Federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with air permits or other requirements of the Federal Clean Air Act and analogous state laws and regulations.

The Kyoto Protocol to the United Nations Framework Convention on Climate Change became effective in February 2005. Under the Protocol, participating nations are required to implement programs to reduce emissions of certain gases, generally referred to as greenhouse gases, that are suspected of contributing to global warming. The United States is not currently a participant in the Protocol, and Congress has not acted upon recent proposed legislation directed at reducing greenhouse gas emissions. However, there has been support in various regions of the country for legislation that requires reductions in greenhouse gas emissions, and some states have already adopted legislation addressing greenhouse gas emissions from various sources, primarily power plants. The oil and natural gas industry is a direct source of certain greenhouse gas emissions, namely carbon dioxide and methane, and future restrictions on such emissions could impact our future operations.

National Environmental Policy Act. Oil and natural gas exploration and production activities on federal lands are subject to the National Environmental Policy Act, or NEPA. NEPA requires federal agencies, including the Department of Interior, to evaluate major agency actions that have the potential to significantly impact the environment. In the course of such evaluations, an agency will prepare an Environmental Assessment that assesses the potential direct, indirect and cumulative impacts of a proposed project and, if necessary, will prepare a more detailed Environmental Impact Statement that may be made available for public review and comment. All exploration and production activities on federal lands require governmental permits that are subject to the requirements of NEPA. This process has the potential to delay the development of oil and natural gas projects on federal lands.

Health, safety and disclosure regulation. We are subject to the requirements of the federal Occupational Safety and Health Act (OSHA) and comparable state statutes. The OSHA hazard communication standard, the Emergency Planning and Community Right to Know Act and similar state statutes require that we organize and/or disclose information about hazardous materials stored, used or produced in our operations.

We expect to incur capital and other expenditures related to environmental compliance. Although we believe that our compliance with existing requirements will not have a material adverse impact on our financial condition and results of operations, we cannot assure you that the passage of more stringent laws or regulations in the future will not have an negative impact on our financial position or results of operation.

RISK FACTORS

The following factors affect our business and the industry in which it operates. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known or that we currently consider immaterial may also have an adverse effect on our business. If any of the matters discussed in the following risk factors were to occur, our business, financial condition, results of operations, cash flows, or prospects could be materially adversely affected.

Risks Related to Our Business

We have a limited operating history and limited revenues.

Our oil and gas business commenced in August of 2005 and, accordingly, is subject to substantial risks inherent in the commencement of a new business enterprise. Consequently we have limited assets and operations. To date, we have generated limited revenue from our operations. Additionally, we have no business history or operating history to successfully identify, develop and operate oil and gas leases, generate revenues, or operate profitably that investors can analyze to aid them in making an informed judgment as to the merits of an investment in us. Any investment in us should be considered a high risk investment because the investor will be placing funds at risk in a company with unforeseen costs, expenses, competition, and other problems to which new ventures are often subject. Investors should not purchase our stock unless they can afford to lose their entire investment.

We will need additional capital to execute our business plan, and our ability to obtain the necessary funding is uncertain.

We expect that we will require additional capital to implement our business plan successfully. The timing and degree of any future capital requirements will depend on many factors, including:

•	the accuracy of the assumptions underlying our estimates for our capital needs in 2006;

•	the number of prospects we identify;

•	the terms on which we can obtain rights to those prospects;

•	the cost of exploring and developing the prospects; and

•	our success rate in developing economically successful prospects.

We have no immediate internal sources of funds, and we do not have any committed sources of capital. Additional financing through partnering, public or private equity financings, lease transactions or other financing sources may not be available on acceptable terms, or at all. Additional equity financings could result in significant dilution to our stockholders. If sufficient capital is not available, we may be required to delay or reduce the scope of our exploration, development and/or production activities which could have a material adverse effect on our business and financial results.

There is a high demand for leases and drilling rigs in the areas of our operation and we may not be able to obtain leases or access to rigs at rates that permit us to be profitable or at all.

Increases in oil and natural gas prices have resulted in a significant increase in demand for both oil and gas leases and drilling rigs. As a result, the cost of both leases and rigs has increased substantially. In particular the demand for rigs has made it difficult in some instances to obtain such services without significant advance schedulings. If we cannot obtain leases to oil and gas properties and rigs when needed and at reasonable rates, or at all, we may not be able to complete exploration and development and commence production in a timely manner. As a result, our associated costs could be substantially higher, we may lose our rights to some leases and our business and financial results may be adversely affected.

We will face intense competition in our industry, and we may not have the capacity to compete with larger oil and gas companies also investing in oil and gas prospects.

Identifying and realizing attractive investments in the energy sector are highly competitive, involve a high degree of uncertainty and often require significant capital. There are many companies with more resources in the oil and gas industry, competing to identify and acquire the most desirable oil and gas prospects. If we cannot acquire oil and gas prospects, at a cost which allows us to earn a profit, due to such competition, our business and financial results will be adversely affected.

The selection of prospects, ownership and operation of oil and gas wells, and the ownership of non-operating oil and gas properties are highly speculative investments.

Prospects may not produce oil or natural gas, or drilling or development on a prospect may not take place at all. Operations on the interests we acquire may be unprofitable, not only because a well may be non-productive “dry hole,” but also because the producing life and productivity of wells are unpredictable. Wells may not produce oil and/or gas in sufficient quantities or quality to recoup the investment, let alone return a profit. Further, weather-related and other delays may affect the ability to drill for hydrocarbons, produce hydrocarbons, or to transport hydrocarbons. Development and transportation may be made impracticable or impossible by weather, ground conditions, inability to obtain appropriate easements, ground water, or other conditions or delays. If any of our prospects or wells fails to produce at anticipated levels or if their completion or operation is delayed or limited, our business and financial results may be adversely affected.

The experts on whom we rely to analyze potential acquisitions may not make accurate conclusions about prospects.

We will rely on our management and personnel, experts, our partners and other third parties to analyze potential prospects in which we invest. If the analysis is inaccurate, the prospects may not result in productive wells and our business and financial results will be adversely affected.

Third parties may operate some of the prospects in which we invest and thus we may be unable to control their operations in a manner as we believe will yield the best results.

Third parties may act as the operator of some of our prospects, and in most cases, we will acquire less than a 100% ownership position in our oil and gas properties. Accordingly, third parties may manage and control the drilling, completion and production operations on the properties. As a result, a prospect may not be drilled or operated in the manner we desire. Additionally, we could be held liable for the joint activities of other working interest owners of our investment properties, including nonpayment of costs and liabilities arising from the other working interest owners’ actions. Moreover, if other working interest owners do not, or cannot, pay their share of drilling and completion costs for a prospect, that prospect might not be fully developed.

Leasehold interests in which we invest may revert before the interest is profitable.

Many leases and mineral interests contain provisions that allow ownership to revert back to the original owners after a certain period of time and under certain circumstances. Because we may not have control of the majority of the interest in a particular lease block or because of a lack of funds or availability of equipment, we will have little or no control over the development or drilling that takes place, and leases may therefore expire before any commercialization of the lease takes place.

Drilling wells is speculative, unpredictable, and we will lose our entire investment in wells that do not produce in commercial quantities.

We will be required to pay our pro rata share of drilling expenses on a prospect where we own a working interest. Drilling involves high risk, and the probability is high that no oil and gas will be discovered in commercial quantities. In most instances for any given prospect, a dry hole will result in a total loss of any amounts invested in the drilling of the prospect, including the amount invested in the mineral lease.

Production and marketing conditions may cause production delays.

Some of the prospects we acquire may be remote from transportation facilities. Drilling wells in areas remote from transportation facilities may delay production from those wells until sufficient reserves are established to justify construction of necessary pipelines and production facilities. The inability to complete wells in a timely fashion on a prospect may also result in production delays. In addition, marketing demands (which have historically been seasonal) may reduce or delay production from wells. The wells on the prospects in which we invest may have access to only one potential market. Local conditions, including closing businesses, conservation, shifting population, pipeline maximum operating pressure constraints, local supply levels and delivery problems could halt or reduce sales from the wells in which we invest. The occurrence of any of these adverse conditions may adversely affect our ability to produce and/or market oil and gas from the affected wells.

Oil and gas markets have historically been unstable and their fluctuation may adversely affect the value and marketability of our investments.

Global economic conditions, political conditions and other factors create an unstable market for the price of oil and natural gas. Oil and gas prices may fluctuate significantly in response to supply, demand, political, economic, weather and other factors. Such price fluctuation may affect the value of cash flow from producing properties and the value and marketability of our investments.

We may not be able to be both cost-efficient and geographically diversified.

While we will diversify our investments among different properties, prospects, and, possibly, geographic regions, the cost to acquire interests in and develop oil and gas prospects varies greatly in different geographic locations. Consequently, if we make investments in a limited geographic area, it may lower our cost per investment but would limit the diversity of our portfolio. Conversely, if we make investments in a number of different areas, our diversity would increase but at a greater cost to us.

The profitability of any investment will be subject to the risk of loss due to damage to people or property arising from the hazards of drilling and operating prospects and wells.

We intend to invest in leaseholds, titles, mineral interests, working interests, royalty interests and other energy exploration related assets. Numerous potential hazards accompany the development of these interests, including unexpected or unusual ground formations, pressures, blowouts, and pollution. Any of these hazards could injure or kill people or damage property, including causing surface damages, equipment damage, reservoir damage and reserve loss. If any of these potential hazards occur, the associated damages could exceed the value of our assets and any insurance coverage.

Our activities will be subject to substantial environmental laws and regulations and the cost of complying with those laws and regulations may be significant.

We will be subject to federal, state and local environmental laws, regulations and ordinances that may impose liability for the costs of cleaning up, and damages resulting from, past spills, disposals and other releases of hazardous substances. In particular, under applicable environmental laws, we may be responsible for certain costs associated with investigating and remediating environmental conditions and may be subject to associated liability, including lawsuits brought by private litigants, relating to prospects in which we own working interests. These obligations could arise regardless of whether the environmental conditions were created by us, a partner or by a prior owner or tenant. If we incur any such costs, our business and financial results may be adversely affected.

Risks Related to Our Stock

There is currently a limited market for our common stock, and any trading market that develops in the common stock may be highly illiquid and may not reflect the underlying value of our net assets or business prospects.

There is currently a limited market for our common stock. Accordingly, purchasers of the shares offered hereby will be required to bear the economic consequences of holding such securities for an indefinite period of time. An active trading market for our common stock may not ever develop. Any trading market that does develop may be volatile, and significant competition to sell our common stock in any such trading market may exist, which could negatively affect the price of our common stock. As a result, the value of our common stock may decrease. Additionally, if a trading market does develop, such market may be highly illiquid, and our common stock may trade at a price that does not accurately reflect the underlying value of our net assets or business prospects. Investors are cautioned not to rely on the possibility that an active trading market may develop or on the prices at which our stock may trade in any market that does develop in making an investment decision.

If our share price is volatile, we may be the target of securities litigation, which is costly and time-consuming to defend.

In the past, following periods of market volatility in the price of a company’s securities, security holders have often instituted class action litigation. If the market value of our common stock experiences adverse fluctuations and we become involved in this type of litigation, regardless of the outcome, we could incur substantial legal costs and our management’s attention could be diverted from the operation of our business, causing our business to suffer.

Our “blank check” preferred stock could be issued to prevent a business combination not desired by management or our current majority shareholders.

Our articles of incorporation authorize the issuance of “blank check” preferred stock with such designations, rights and preferences as may be determined by our board of directors without shareholder approval. Our preferred stock could be utilized as a method of discouraging, delaying, or preventing a change in our control and as a method of preventing shareholders from receiving a premium for their shares in connection with a change of control.

Future sales of our common stock in the public market could lower our stock price.

We may sell additional shares of common stock in subsequent public or private offerings. We may also issue additional shares of common stock to finance future acquisitions. Such sales or issuances may be at prices less than the public trading price. We cannot predict the size of future issuances of our common stock or the effect, if any, that future issuances and sales of shares of our common stock will have on the market price of our common stock. Sales of substantial amounts of our common stock (including shares issued in connection with an acquisition), or the perception that such sales could occur, may adversely affect prevailing market prices for our common stock.

We presently do not intend to pay cash dividends on our common stock.

We currently anticipate that no cash dividends will be paid on the common stock in the foreseeable future. While our dividend policy will be based on the operating results and capital needs of the business, it is anticipated that all earnings, if any, will be retained to finance the future expansion of the our business. Therefore, prospective investors who anticipate the need for immediate income by way of cash dividends from their investment should not purchase our shares of common stock.

ITEM 2. DESCRIPTION OF PROPERTY.

Calibre Energy, Inc. leases 2,360 square feet of office space in Washington, D.C. that serves as its corporate office. The lease is at market rates and expires in October 2008. We also have an operations office of 4000sq feet at Ashford VI, 1155 Dairy Ashford South, Fourth Floor, Houston, TX 77079.

ITEM 3: LEGAL PROCEEDINGS.

We are not currently a party to any legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No meetings were held in 2005. In December of 2005, a majority of our stockholders executed a written consent approving the Agreement and Plan of Reorganization pursuant to which we acquired Calibre Energy, Inc., a Delaware corporation and approving a stock option plan and the change of our name to Calibre Energy, Inc.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

Shares of our common stock are traded on the National Association of Securities Dealers Inc. Over the Counter Bulletin Board under the symbol “CBRE.OB.” Our common stock trades on a limited, sporadic and volatile basis. As of March 31, 2006, the last reported sales price of our common stock on the OTC Bulletin Board was $2.77. As of March 31, 2006, there were 53,980,806 shares of our common stock outstanding that were held of record by 182 persons.

The following table sets forth, for the periods indicated, the range of high and low bid information for our common stock. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	Price Ranges
	High	Low
Fiscal Year Ended December 31, 2003
First Quarter	0	0
Second Quarter	0	0
Third Quarter	0	0
Fourth Quarter	0	0
Fiscal Year Ended December 31, 2004
First Quarter	0	0
Second Quarter	0	0
Third Quarter	0	0
Fourth Quarter	0	0
Fiscal Year Ended December 31, 2005
First Quarter	0	0
Second Quarter	0	0
Third Quarter	0	0
Fourth Quarter	2.00	1.42
Fiscal Year Ended December 31, 2006
First Quarter	3.00	1.55

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS AND PLAN OF OPERATIONS

Overview

We are engaged in oil and natural gas exploration and exploitation activities in the Barnett Shale development in Ft. Worth Basin located northern Texas, the Bakkan Shale development in the Williston Basin located in Montana and North Dakota, and the Fayetteville Shale development in the Arkoma Basin located in Arkansas. We have a limited operating history as our predecessor company for financial reporting purposes was formed on August 17, 2005. We are engaged in the acquisition, exploitation and development of producing and non-producing oil and gas-shale (source rock) properties in selected producing basins in North America. Our oil and gas business was commenced in August 2005. Our current activities are focused on the exploration and production of natural gas in the Barnett Shale development in Northern Texas and the Fayetteville Shale development in Arkansas.

Our goal is to expand and develop our exploration and production business and our reserves by initially emphasizing the identification and development of shale gas opportunities in the Barnett Shale and the Fayetteville Shale. We believe both the Mississippian development of the Barnett Shale in the Ft. Worth Basin and the Fayetteville Shale development in the Arkoma Basin provides the greatest near term economic value to us.

Acquisition, exploration and development.

We follow the full cost method of accounting for oil and gas properties. Accordingly, all costs associated with acquisition, exploration, and development of oil and gas reserves, including directly related overhead costs and related asset retirement costs, are capitalized.

General and administrative.

General and administrative expenses consist primarily of salaries and benefits, office expense, professional services fees, and other corporate overhead costs. We anticipate increases in general and administrative expenses as we continue to increase our staff to expand our operations.

Results of Operations

We commenced our oil and gas operations in August 2005. Prior to that time we did not have any significant activities or assets. Consequently, we are not able to compare results of operations for the period ended December 31, 2005 to any earlier period.

Oil and Gas Revenues.

For the period from inception (August 17, 2005) to December 31, 2005 our oil and gas net sales were $20,778, Oil and gas revenues are derived from our proportionate share of working interests in oil and gas properties.

General and Administrative Expenses.

For the period from inception (August 17, 2005) to December 31, 2005 general and administrative expenses were $1,893,602. A total of $273,585 was for actual costs associated with our general and administrative expense, $115,517 was for salary and wages for employees, and $1,504,500 since inception was a non-cash compensation expense associated with stock and options granted to our founders and management who we believe are key to the development of our business.

Net loss.

For the period from inception (August 17, 2005) to December 31, 2005, we had a net loss for the year ended December 31, 2005, of $1,901,651 or ($0.05) per share (basic and diluted).

Liquidity and Capital Resources

Since our inception, our primary sources of liquidity have been generated by the sale of equity securities (including the issuance of securities in exchange for goods and services to third parties and to pay costs of employees).

On October 31, 2005, we raised an aggregate of $8,000,000 ($7,243,056 net of offering costs) through the sale of 20,000,000 shares of common stock and warrants to purchase 10,000,000 shares of common stock at an exercise price of $0.75. The terms of the warrants are described in this report under “Description of Securities.” As of March 31, 2006, 400,000 warrants to purchase our common stock have been exercised. As of December 31, 2005, we had cash of $2,105,749. In March and April 2006, we raised an aggregate of $11,560,000 ($10,708,000 net of offering costs) through the sale of 5,780,000 shares of common stock and warrants to purchase 5,780,000 shares of common stock at an exercise price of $2.75. The terms of the Warrants are described in this report under “Description of Securities.”

For the period from August 17, 2005 to December 31, 2005, cash provided by operating activities was 566,352 which consists of our net loss of $1,901,651, the adjustment to for the non-cash expense of stock options granted for services and an increase in accounts payable of $1,045,482.

CASH FLOW FROM INVESTING ACTIVITIES

For the period from August 17, 2005 to December 31, 2005, net cash used in investing activities was ($5,730,659), driven primarily by our investment in oil and gas properties in the Ft. Worth Basin.

CASH FLOW FROM FINANCING ACTIVITIES

For the period from August 17, 2005 to December 31, 2005, net cash provided by financing activities was $7,270,056, which was attributed to our sale of common stock and purchase warrants. On October 31, 2005, we raised an aggregate of $8,000,000 ($7,243,056 net of offering costs) through the sale of 20,000,000 shares of common stock and warrants to purchase 10,000,000 shares of common stock at an exercise price of $0.75.

 Future capital expenditures and commitments

Future capital expenditures and commitments

Expenditures for exploration and development of oil and natural gas properties and lands costs related to the acquisition of non-producing leasehold are the primary use of our capital resources. Our budgeted capital and exploration and development expenditures are expected to be approximately $19.5 million in 2006 as follows (in millions):

Amount
General & Administrative and Capital Costs	$3.0
Exploration & development drilling	9.5
Land costs	6.5
Seismic	.5
Total	$19.5

As of June 15, 2006, we believe that our remaining cash balance and revenues from existing projects will be sufficient to cover our current liabilities, obligations and contractual commitments for 2006 but will not be sufficient to fund all budgeted development and drilling of our existing projects, or to fund the acquisition of all budgeted land costs, as discussed above in our 2006 capital budget. We will need to raise additional capital through the sale of equity and/or debt securities to fully meet our 2006 capital budget. Failure to raise necessary capital or generate sufficient cash flow from operations in 2006 will cause us to curtail or eliminate certain development and drilling of existing and planned projects as well as a curtail the acquisition of land costs as highlighted in our 2006 capital budget.

As a result, the actual amount and timing of our capital expenditures may differ materially from our estimates. Some of the other factors which may keep us from fulfilling our 2006 capital budget are among other things, actual drilling results, cost overruns, the availability of drilling rigs and other services and equipment, regulatory, technological and competitive developments, and all such other assumptions referenced in the in this report.

Hedging

We did not hedge any of our oil or natural gas production during 2005 and have not entered into any such hedges from January 1, 2006 through the date of this filing.

Contractual Commitments

	Total	Payments Due By Period
		Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Contractual Obligations
Operating Lease
Obligations	634,202	143,097	79,033	-
Drilling Well in Progress	1,910,667	1,910.667
Total	$2,544,869	$2,053,764	$79,033	-

All of our drilling well obligations are associated with the Reichmann Petroleum Project.

As of December 31, 2005, we had no long-term debt obligations, capital lease obligations, purchase obligations or other long-term liabilities reflected on the balance sheet.

Off-Balance Sheet Arrangements

As of December 31, 2005, we had no off-balance sheet arrangements.

Related Party Transactions

For information on these transactions, please read “Certain Relationships and Related Party Transactions” in this report.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our most significant judgments and estimates used in preparation of our consolidated financial statements.

Reverse Acquisition. We treated the merger of Calibre Energy, Inc.,a Delaware corporation, into a subsidiary of Hardwood Doors and Milling Specialties, Inc. as a reverse acquisition. Pursuant to the guidance in Appendix B of SEC Accounting Disclosure Rules and Practices Official Text, the “merger of a private operating company into a non-operating public shell corporation with nominal net assets typically results in the owners and management of the private company having actual or effective operating control of the combined company after the transaction, with the shareholders of the former public shell continuing only as passive investors. These transactions are considered by the staff to be capital transactions in substance, rather than business combinations. That is, the transaction is equivalent to the issuance of stock by the private company for the net monetary assets of the shell corporation, accompanied by a recapitalization.” Accordingly, the reverse acquisition has been accounted for as a recapitalization. For accounting purposes, the original Calibre Energy, Inc. is considered the acquirer in the reverse acquisition. The historical financial statements are those of the original Calibre Energy, Inc. Earnings per share for periods prior to the merger are restated to reflect the number of equivalent shares received by the acquiring company.

Revenue recognition. We derive substantially all of our revenues from the sale of oil and natural gas. Oil and gas revenues are recorded in the month the product is delivered to the purchaser and title transfers. We generally receive payment from one to three months after the sale has occurred. Each month we estimate the volumes sold and the price at which they were sold to record revenue. Variances between estimated revenue and actual amounts are recorded in the month payment is received.

Oil and Gas Properties. We follow the full cost method of accounting for oil and gas properties. Accordingly, all costs associated with acquisition, exploration, and development of oil and gas reserves, including directly related overhead costs and related asset retirement costs, are capitalized.

All capitalized costs of oil and gas properties, including the estimated future costs to develop proved reserves, are amortized on the unit-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized.

In addition, the capitalized costs are subject to a “ceiling test,” which basically limits such costs to the aggregate of the “estimated present value,” discounted at a 10-percent interest rate of future net revenues from proved reserves, based on current economic and operating conditions, plus the lower of cost or fair market value of unproved properties.

Sales of proved and unproved properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil and gas, in which case the gain or loss is recognized in income.

Abandonments of properties are accounted for as adjustments of capitalized costs with no loss recognized.

Oil and Gas Properties Not Subject to Amortization. We are currently participating in oil and gas exploration and development activities. As of December 31, 2005, substantially all of our activities are in a preliminary exploration and drilling stage. Upon completion of development of each property, we make an estimate of proved producing reserves associated with such property. Until such time, property, development and exploratory costs are excluded in computing amortization.

Calibre is currently participating in oil and gas exploration and development activities. At December 31, 2005, a determination could not be made about the extent of oil reserves that should be classified as proved reserves. Consequently, all the property, development and exploratory costs have been excluded in computing amortization. Calibre will begin to amortize these costs when these projects are evaluated, which is currently estimated to be at the end of 2006

Depreciation, depletion and amortization, or DD&A, of capitalized drilling and development costs of oil and natural gas properties are generally computed using the unit of production method on an individual property or unit basis based on total estimated proved developed oil and natural gas reserves. Amortization of producing leasehold is based on the unit-of-production method using total estimated proved reserves. In arriving at rates under the unit-of-production method, the quantities of recoverable oil and natural gas are established based on estimates made by our geologists and engineers and independent engineers. Service properties, equipment and other assets are depreciated using the straight-line method over estimated useful lives of 5 to 40 years. Upon sale or retirement of depreciable or depletable property, the cost and related accumulated DD&A are eliminated from the accounts and the resulting gain or loss is recognized.

Non-producing properties consist of undeveloped leasehold costs and costs associated with the purchase of certain proved undeveloped reserves. Undeveloped leasehold cost is expensed over the life of the lease or transferred to the associated producing properties. Individually significant non-producing properties are periodically assessed for impairment of value and a loss is recognized.

Oil and natural gas reserves and standardized measure of future cash flows. Our independent engineers and technical staff prepare the estimates of our oil and natural gas reserves and associated future net cash flows. Current accounting guidance allows only proved oil and natural gas reserves to be included in our financial statement disclosures. The SEC has defined proved reserves as the estimated quantities of crude oil and natural gas which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Even though our independent engineers and technical staff are knowledgeable and follow authoritative guidelines for estimating reserves, they must make a number of subjective assumptions based on professional judgments in developing the reserve estimates. Reserve estimates are updated at least annually and consider recent production levels and other technical information about each field.

Periodic revisions to the estimated reserves and future cash flows may be necessary as a result of a number of factors, including reservoir performance, new drilling, oil and natural gas prices and cost changes, technological advances, new geological or geophysical data, or other economic factors. We cannot predict the amounts or timing of future reserve revisions. If such revisions are significant, they could significantly alter future DD&A and result in impairment of assets that may be material.

Impairment of Long-Lived Assets. We review long-lived assets and certain identifiable assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, further impairment analysis is performed. An impairment loss is measured as the amount by which the carrying amount exceeds the fair value of assets.

Employee Stock Plan. In December 2004, the FASB issued SFAS No.123R, “Accounting for Stock-Based Compensation” (“SFAS No. 123R”). SFAS No.123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No.123R requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. Prior to SFAS No.123R, only certain pro forma disclosures of fair value were required. SFAS No.123R shall be effective for small business issuers as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. Calibre will adopt SFAS No. 123R as of January 1, 2006.

We have a stock-based compensation plan, which is described more fully in Note 6. As permitted under generally accepted accounting principles, we account for the plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, stock-based employee compensation cost has been recognized, as all options granted under the plan had an exercise price less than the market value of the underlying common stock on the date of grant, see note 5 for more information. There would be minimal effect on the net loss had compensation cost for the stock-based compensation plan been determined based on the grant date fair values of awards (the method described in FASB Statement No. 123, Accounting for Stock-Based Compensation).

Consolidation of Variable Interest Entities. In January 2003, the FASB issued Interpretation No. 46(R) (“FIN 46”), Consolidation of Variable Interest Entities. FIN 46 addresses consolidation by business enterprises of variable interest entities (formerly special purpose entities). In general, a variable interest entity is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights nor (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. The objective of FIN 46 is not to restrict the use of variable interest entities, but to improve financial reporting by companies involved with variable interest entities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements are effective for the first period that ends after March 15, 2004; we elected to adopt the requirements effective for the reporting period ending December 31, 2005. The adoption of FIN 46 had no effect on our consolidated financial statements.

ITEM 7. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Calibre Energy, Inc.
Washington, DC 20006

We have audited the accompanying consolidated balance sheet of Calibre Energy, Inc. as of December 31, 2005 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the period August 17, 2005 (inception) to December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Calibre Energy, Inc. as of December 31, 2005 and the results of operations and cash flows for the period from August 17, 2005 (inception) to December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Calibre Energy, Inc. will continue as a going concern. As discussed in Note 3 to the financial statements, Calibre Energy, Inc. was formed on August 17, 2005 and has generated operating losses since inception, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Malone & Bailey, P.C.

Houston, Texas

May 2, 2006

Calibre Energy, Inc.
Balance Sheet
December 31, 2005

Assets
Current Assets
Cash	$2,105,749
Accounts receivable	33,960
Note receivable - related party	300,000
Other current assets	104,100
Total current assets	2,543,809

Noncurrent Assets
Oil and gas properties, using full cost method	5,308,881
Properties subject to amortization	830,646
Properties not subject to amortization	4,478,235
Furniture and office equipment	121,778
Less: Accumulated depreciation, depletion, amortization and impairment	(35,599)
Net property, furniture and office equipment	5,395,060

Total assets	$7,938,869

Liabilities and Shareholders’ Equity

Current Liabilities
Accounts payable - trade	946,852
Accounts payable - employees	98,630
Accrued expenses	20,482
Total liabilities	1,065,964

Shareholders’ Equity
Preferred stock; $.001 par value; 10,000,000 authorized; none issued	-
Common stock; $.001 par value; 70,000,000 authorized; 47,000,000 issued and outstanding	47,000
Additional paid-in capital	8,727,556
Accumulated deficit	(1,901,651)
Total shareholders’ equity	6,872,905

Total liabilities and shareholders’ equity	$7,938,869

See accompanying notes to financial statements.

Calibre Energy, Inc.
Statement of Operations
For the Period from Inception (August 17, 2005) to December 31, 2005

Oil and Gas Revenue	$20,778

Operating expenses
Lease operating expense	14,684
Depletion expense	35,599
Compensation expense(including salaries, benefits and a non-cash option expense)	1,620,017
General and administrative (excluding compensation expense)	273,585
Total operating expense	1,943,885

Loss from operations	1,923,107

Interest income	21,502
Interest expense	(46)
21,456

Net loss	$1,901,651

Earnings per share:
Basic and diluted	$(0.05)

See accompanying notes to financial statements.

Calibre Energy, Inc.
Statement of Shareholders’ Equity
For the Period from Inception (August 17, 2005) to December 31, 2005

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, August 17, 2005 (inception)	—	$—	$—	$—	$—
Initial capital from founding shareholdersInit	27,000,000	27,000			27,000
Issuance of common stock and warrants	20,000,000	20,000	7,223,056		7,243,056
Stock options granted to employees for services			1,504,500		1,504,500
Net loss				(1,901,651)	(1,901,651)
Balance, December 31, 2005	47,000,000	$47,000	$8,727,556	$(1,901,651)	$6,872,905

See accompanying notes to financial statements.

Calibre Energy, Inc.
Statement of Cash Flows
For the Period from Inception (August 17, 2005) to December 31, 2005

Cash Flows from Operating Activities:
Net loss	$(1,901,651)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock options granted for services	1,504,500
Depletion expense	35,599
Changes in working capital components:
(Increase) in accounts receivable	(33,960)
(Increase) in other current assets	(104,100)
Increase in accounts payable	1,045,482
Increase in accrued expense	20,482
Net cash provided by operating activities	566,352

Cash Flows from Investing Activities:
Additions to oil and gas properties	(5,308,881)
Additions to furniture, office equipment and leasehold improvements	(121,778)
Disbursements on note receivable	(300,000)
Net cash (used in) investing activities	(5,730,659)

Cash Flows from Financing Activities:
Proceeds from sale of common stock	7,270,056
Net cash provided by financing activities	7,270,056

Net increase in cash	$2,105,749

Cash:
Beginning of period	—
End of period	$2,105,749

Supplemental information:
Income taxes paid	—
Interest paid	46

See accompanying notes to financial statements.

Notes to Financial Statements

CALIBRE ENERGY, INC.

Notes to Financial Statements

Note 1.    Organization and Business Operations

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

Calibre completed a reverse merger into a public company, Hardwood Doors and Milling Specialties, Inc. (“Hardwood”), on January 27, 2006, in which Calibre obtained a controlling interest. See Note 11 for details.

Calibre’s goal is to expand and develop our exploration and production business and its reserves by initially emphasizing the identification and development of shale gas opportunities in the Barnett Shale and the Fayetteville Shale. Calibre has identified that both the Mississippian developments of the Barnett Shale in the Ft. Worth Basin and the Fayetteville Shale development in the Arkoma Basin provide the greatest near term economic value to it. Calibre is currently participating in three projects with Kerogen Resources, Inc., a small, privately held, exploration and production company, located in Houston, Texas, the Reichmann Petroleum project, South Ft. Worth Basin project and Williston Basin project. As of June 15, 2006, Calibre held 774 net acres in the Reichmann Petroleum project and 3,161.93 net acres in the South Ft. Worth JV and has participated in 22 gross wells. Four wells are currently producing, nine wells have been drilled, completed and fraced and are waiting to be hooked up to a pipeline, four wells have been drilled, completed and are cleaning up after being frac prior to being hooked up to a gas gathering line, three wells have been drilled to total depth, completed and are waiting to be fraced, and two wells are currently drilling. Calibre has acquired 5,318 gross leasehold acres and 3,417 net acres in the Barnett Shale outside of the areas covered by the Reichmann Petroleum project, South Ft. Worth Basin project and Williston Basin project. Calibre anticipates that it will commence development activities on these leases in the third quarter of 2006. Additionally, as of June 15, 2006, we have acquired 2,636 gross leasehold acres and 1,771 net leasehold acres in the Fayetteville Shale development in the Arkoma Basin in Arkansas.

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

Notes to Financial Statements

Note 2.    Summary of Significant Accounting Policies

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks and certificates of deposit which mature within three months of the date of purchase.

Concentration of Credit Risk

Financial instruments that potentially subject Calibre to concentration of credit risk consist of cash. At December 31, 2005, Calibre had $1,905,749 in cash in excess of federally insured limits. Calibre maintains cash accounts only at large high quality financial institutions and Calibre believes the credit risk associated with cash is remote.

Oil and Gas Properties

Calibre follows the full cost method of accounting for oil and gas properties. Accordingly, all costs associated with acquisition, exploration, and development of oil and gas reserves, including directly related overhead costs and related asset retirement costs, are capitalized.

All capitalized costs of oil and gas properties, including the estimated future costs to develop proved reserves, are amortized on the unit-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. If the results of an assessment indicate that the properties are impaired, such impairment is expensed in the period incurred..

Capitalized costs are subject to a “ceiling test,” which limits such costs to the aggregate of the “estimated present value,” discounted at a 10-percent interest rate of future net revenues from proved reserves, based on current economic and operating conditions, plus the cost of properties not being amortized, plus the lower of cost or fair market value of unproved properties included in costs being amortized, less the income tax effects related to book and tax basis differences of the properties.

Sales of proved and unproved properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil and gas, in which case the gain or loss is recognized in income.

Notes to Financial Statements

Abandonments of properties are accounted for as adjustments of capitalized costs with no loss recognized.

Oil and Gas Properties Not Subject to Amortization

Calibre is currently participating in oil and gas exploration and development activities. At December 31, 2005, a determination cannot be made about the extent of oil reserves that should be classified as proved reserves. Consequently, all the property, development and exploratory costs have been excluded in computing amortization. Calibre will begin to amortize these costs when these projects are evaluated, which is currently estimated to be 2006.

Furniture and Office Equipment

Furniture and office equipment is stated at cost. Depreciation is computed on a straight-line basis over the estimated useful lives of 5 years. During the period ended December 31, 2005, there was no depreciation expense as the assets were not in place and utilized until after the period end.

Employee Stock Plan

In December 2004, the FASB issued SFAS No.123R, “Accounting for Stock-Based Compensation” (“SFAS No. 123R”). SFAS No.123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No.123R requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. Prior to SFAS No.123R, only certain pro forma disclosures of fair value were required. SFAS No.123R shall be effective for small business issuers as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. Calibre will adopt SFAS No. 123R as of January 1, 2006.

Calibre has a stock-based compensation plan, which is described more fully in Note 6. As permitted under generally accepted accounting principles, Calibre accounts for the plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, stock-based employee compensation cost has been recognized, as all options granted under the plan had an exercise price less than the market value of the underlying common stock on the date of grant, see note 6 for more information. There would be minimal effect on the net loss had compensation cost for the stock-based compensation plan been determined based on the grant date fair values of awards (the method described in FASB Statement No. 123, Accounting for Stock-Based Compensation).

Income Taxes

Provisions for income taxes are based on taxes payable or refundable for the current year and deferred taxes on temporary differences between the amount of taxable income and pretax financial income and between the tax bases of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled as prescribed in SFAS Statement No. 109, Accounting for Income Taxes. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. A valuation allowance is established when necessary to reduce the deferred tax asset to the amount expected to be realized.

Notes to Financial Statements

Revenue and Cost Recognition

Calibre uses the sales method of accounting for natural gas and oil revenues. Under this method, revenues are recognized based on the actual volumes of gas and oil sold to purchasers. The volume sold may differ from the volumes to which Calibre is entitled based on our interest in the properties. Costs associated with production are expensed in the period incurred.

Note 3.    Going Concern

As shown in the accompanying financial statements, Calibre has incurred operating losses since inception and expects to continue to incur losses through 2006. As of December 31, 2005, Calibre has limited financial resources until such time that Calibre is able to generate positive cash flow from operations. These factors raise substantial doubt about our ability to continue as a going concern. Calibre’s ability to achieve and maintain profitability and positive cash flow is dependent upon Calibre’s ability to locate profitable properties, generate revenue from their planned business operations, and control exploration cost. Management plans to fund its future operation by obtaining additional financing and commencing commercial production. However, there is no assurance that we will be able to obtain additional financing from investors or private lenders and, if available, such financing may not be on commercial terms acceptable to Calibre or its shareholders.

Note 4.    Income Taxes

Net deferred tax assets consist of the following components as of December 31, 2005:

Net operating loss	665,578

Less valuation allowance	(665,578)
Total	$–

The components giving rise to the net deferred tax assets described above have been included in the accompanying balance sheet as noncurrent assets. The deferred tax assets are net of a full valuation allowance of $665,578 based on the amount that management believes will ultimately be realized. Realization of deferred tax asset is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. Loss carryforwards for tax purposes will begin to expire in 2025.

The income tax provision differs from the amount of income determined by applying the U.S. Federal income tax rate to pretax income for the year ended December 31, 2005 primarily due to the valuation allowance.

Note 5.    Oil and Gas Properties Not Subject to Amortization

Calibre is currently participating in oil and gas exploration and development activities on onshore properties in the Fort Worth Basin, Williston Basin and Arkhoma Basin. At December 31, 2005, these activities are in the early stages of development and a determination cannot be made about the extent of oil and gas reserves that should be classified as proved reserves. Accordingly, the capital costs have been excluded from the computation of amortization of the full cost pool. Calibre will begin to amortize these costs as the projects are completed and reserve estimates are available. We estimate that many of the projects we are currently participating in will be evaluated and subject to amortization by the 2006 year end.

capital costs have been excluded from the computation of amortization of the full cost pool. Calibre will begin to amortize these costs as the projects are completed and reserve estimates are available. We estimate that many of the projects we are currently participating in will be evaluated and subject to amortization by the 2006 year end.

Costs excluded from amortization consist of the following at December 31, 2005:

Year Incurred	Acquisition Costs	Exploration Costs	Development Costs	Capitalized Interest	Total
2005	$1,042,418	$1,083,130	$2,352,687	-	4,478,235

Note 6. Shareholders’ Equity

Preferred Stock

Calibre is authorized to issue up to 10 million shares of $.001 par value preferred stock, the rights and preferences of which are to be determined by the Board of Directors at or prior to the time of issuance. As of December 31, 2005 none of the preferred stock is outstanding.

Common Stock

As of December 31, 2005, Calibre is authorized to issue 70,000,000 shares of common stock, par value of $.001 per share. The founding shareholders were granted and issued 27,000,000 shares of common stock at inception. In October 2005, Calibre completed a private offering of 20,000,000 shares of common stock at a price of $.40 per share realizing net proceeds after offering costs of $7.2 million. In conjunction with the common shares issued, Calibre issued warrants to purchase 10,000,000 shares of common stock at an exercise price of $.75 per share. The warrants expire in October 2007. These warrants are valued at $0.15 per share or $1,500,000. Calibre paid fees and expenses related to this offering of $756,944. Calibre also granted 2,000,000 warrants with an exercise price of $0.40 per share. The Warrants expire in October 2007. These warrants were also valued at $0.15 or $300,000.

Note 7. Stock Option Plan

2005 Stock Incentive Plan. Calibre adopted the 2005 Stock Incentive Plan (the “Plan”) in October 2005. Under the Plan options may be granted to key employees and other persons who contribute to the success of Calibre. Calibre has reserved 9,000,000 shares of common stock for the plan. During the period ended December 31, 2005, we granted options pursuant to the plan, to purchase 5,150,000 shares of common stock at an exercise price of $.05 per share, 50,000 options to purchase shares of common stock at an exercise price of $.12 per share, and 1,250,000 options to purchase shares of common stock at an exercise price of $.24 per share. 5,800,000 options are fully vested and 650,000 options vest equally over a four year period. All of our outstanding options expire 10 years after the date of grant. The plan is designed to qualify under the Internal Revenue Code as an incentive stock option plan. Compensation expense recorded through December 31, 2005 for the options granted is $1,504,500.

December 31, 2005

Net loss, as reported	($1,901,651)
Add: Stock based intrinsic value included in report loss	($1,504,500)
Less: Total stock-based employee compensation expense determined under the fair value based method for all awards	($1,877,465)
Pro-forma net loss	($2,274,616)

Basic and diluted loss per share:
As reported	($0.05)
Pro forma	($0.06)

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield $0, expected volatility of 57.99%, risk-free interest rate of 5.0%, and expected lives of 10 years.

Note 8. Related Party Transactions.

Prentis B. Tomlinson, Jr., served as a Director and Chairman of the Board of Directors from its formation in July 2005 until April 21, 2006. He owns a 17.9% interest in Kerogen Resources, Inc. (“KRI”.) Calibre has entered into four agreements with Kerogen Resources, Inc.

First, Calibre is a party to a letter agreement with Kerogen Resources pursuant to which Calibre is participating in the Reichmann Petroleum project. The project is a joint venture with Kerogen Resources, Crosby Minerals and Reichmann Petroleum Corporation to explore, acquire and develop properties located in the Barnett Shale in the Ft. Worth Basin of north Texas. Reichmann is the operator of the properties. In October 2005 Calibre acquired, through Kerogen Resources, a 12.5% working interest in 6,190 net acres of leasehold interests in Parker, Tarrant, Denton, and Johnson Counties, Texas. Subsequent to the initial acquisition, Calibre purchased a 25% working interest in 443 net acres of leasehold interests from Reichmann Petroleum in Johnson County, Texas. Kerogen Resources provides the technical guidance for the project and in exchange will receive 12.5% of our working interest in each well drilled. As of March 31, 2005, Calibre has paid Kerogen a total $4,835,061, of which $3,179,660 was for the 12.5% working interest in the initial 6,190 acres, prepayment of drilling costs on 12 wells and for the purchase of the 25% working interest in the leasehold interest in Johnson County and $1,655,401 was for operating costs (ie, drilling and completion costs) of the joint venture since the original payment. Kerogen then paid such amounts to Reichmann Petroleum Corporation as reimbursement of leasehold costs, drilling and operating expenses. Currently, our net acreage position subject to the Reichmann agreement is 773.94 net acres. As of April 30, 2006, Calibre has participated in 20 gross wells. Four wells are currently producing, nine wells have been drilled, completed and fraced and are waiting to be hooked up to a pipeline, four wells have been drilled, completed and are cleaning up after being frac prior to being hooked up to a gas gathering line, three wells have been drilled to total depth, completed and are waiting to be fraced, and two wells are currently drilling.

Second, Calibre has entered into a Participation Agreement with Kerogen Resources for the exploration and development of prospects in the South Fort Worth Basin. Pursuant to this agreement Calibre is obligated to pay Kerogen Resources $597,000 for its identification of prospects; Calibre has paid Kerogen Resources $500,000 of such amount. As of April 30, 2006 Calibre has leased approximately 2,399 net leasehold acres under 8,885 gross leasehold acres pursuant to this agreement. Calibre has paid $666,637 to Kerogen for participation in these leases in the Ft. Worth Basin of Texas. All the leasehold acreage is currently undeveloped. Management believes the price paid for leases represented market prices for similar acreage in the area.

Third, Calibre has entered into a Participation Agreement with Kerogen Resources for the exploration and development of prospects in the Williston Basin. Pursuant to this agreement Calibre is obligated to pay Kerogen Resources $638,600 for its identification of prospects; Calibre has paid Kerogen Resources $550,000 of such amount. As of March 31, 2006, Calibre has not leased or developed any properties pursuant to this agreement.

Fourth, Calibre held a promissory note issued by Kerogen Resources. The principal owed pursuant to the note was $300,000 bearing interest at the rate of 6.25% per annum. The principal of this note and accrued interest thereon was due and payable in a single installment on the maturity date. The maturity date was the earlier of September 30, 2006 or the date on which Kerogen Resources received gross proceeds of at least $6,000,000 from a sale of equity, in one or more transactions. Calibre acquired the note from Mr. Tomlinson in October 2005 in exchange for a payment of $300,000. This note was entered into by Mr. Tomlinson, a founder of Calibre Energy, in anticipation of the formation of Calibre Energy. After the incorporation of Calibre Energy, the company entered into agreements with Kerogen for the purpose of identification, exploration and development of prospects in the Fort Worth Basin and Williston Basin. The Reichmann Petroleum Project and South Fort Worth Basin project are projects identified by these agreements. On March 24, 2006, Kerogen Resources repaid $314,623.29, the full amount of the promissory note and all interest due.

On March 24, 2006, we loaned $350,000 to Standard Drilling, Inc.  pursuant to a loan bearing interest at 4% per annum.  On April 7, 2006 Standard Drilling, Inc. repaid us $350,544.54, the full amount of the loan with all interest due.  Mr. Tomlinson, our President, controls a limited liability company that, at the time of the loan, owned 53% of Standard Drilling, Inc. Further, Standard Drilling’s principal officers also serve as officers of Calibre.

Note 9. Commitments and Contingencies

Calibre has entered into a three year operating lease agreement for office space in Washington, DC. The lease commenced on November 1, 2005 and will expire on October 31, 2008.

At December 31, 2005, future minimum lease payments under the operating lease are as follows:

2006	$100,927
2007	103,450
2008	79,033
2009	-
2010	-
Thereafter	-
Total	$283,410

Total rent expense was $32,557 for the period ended December 31, 2005. There were $17,700 of leasehold incentives which will be amortized over the life of the lease. As of December 31, 2005, we have drilling commitments of $3,183,898 in 2006 for drilling and completion of wells in progress.

NOTE 10-Asset Retirement Obligations

In accordance with SFAS 143, “Accounting for Asset Retirement Obligations” Calibre records the fair value of a liability for asset retirement obligations (“ARO”) in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. The present value of the estimated asset retirement cost is capitalized as part of the carrying amount of the long-lived asset and is depreciated over the useful life of the asset. Calibre accrues an abandonment liability associated with its oil and gas wells when those assets are placed in service. The ARO is recorded at its estimated fair value and accretion is recognized over time as the discounted liability is accreted to its expected settlement value. Fair value is determined by using the expected future cash outflows discounted at Calibre’s risk-free interest rate. No market risk premium has been included in Calibre’s calculation of the ARO balance. Calibre’s net ARO liability at December 31, 2005 is expected to approximate the salvage value of the properties..

NOTE 11-Subsequent Events

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

In connection with the Merger, Calibre issued 47,000,000 shares of its common stock to holders of common stock of Calibre Energy Delaware and reserved for issuance (1) 12,000,000 shares of common stock pursuant to outstanding warrants to purchase common stock of Calibre Energy Delaware that were assumed by Calibre, and (2) 6,425,000 shares of common stock pursuant to outstanding options to purchase common stock of Calibre Energy Delaware pursuant to the Calibre Energy, Inc. 2005 Stock Incentive Plan that were assumed by Calibre. In addition, 19,575,000 issued and outstanding shares of common stock of Calibre were cancelled. The shares were cancelled as part of the merger transaction and our consummation of the merger, as well as our distribution of $100,000, constituted consideration for the cancellation of the shares.

As a result of the merger, Calibre has 50,525,000 shares of common stock issued and outstanding and an additional 18,425,000 shares of common stock reserved for issuance as described above.

In connection with the consummation of the merger, we changed our name to Calibre Energy, Inc.

Private Placement

On April 18, 2006 Calibre completed a private placement to institutional and other accredited investors in which it sold 5,780,000 units. Each unit, composed of one share of common stock and a warrant to purchase a share of common stock, was sold at a price of $2.00. Aggregate gross proceeds to Calibre were $11,560,000. Offering costs were $ 892,000 and will be reflected as a reduction in the proceeds.

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

In connection with sales outside the United States, Calibre Energy paid finders fees totaling $ 892,000 and issued to the finders warrants to acquire a total of 577,500 shares on the same terms as those warrants issued to the investors except that the exercise price for the finders warrants is $2.00 per share.

SUPPLEMENTAL INFORMATION ON OIL AND GAS PRODUCING ACTIVITIES

(UNAUDITED)

The standardized measure of discounted future net cash flows is computed by applying year-end prices of oil and gas to the estimated future production of proved oil and gas reserves, less estimated future expenditures (based on year-end costs) to be incurred in developing and producing the proved reserves, less estimated future income tax expenses (based on year-end statutory tax rates) to be incurred on pre-tax net cash flows less tax basis of the properties and available credits, and assuming continuation of existing economic conditions. The estimated future net cash flows are then discounted using a rate of 10 percent per year to reflect the estimated timing of the future cash flows.

Proved Developed and Undeveloped Oil and Gas Reserves, at year end (net):

From Inception (August 17, 2005) to December 31, 2005
(MMcf)
Balance, August 17, 2005	-
Extensions, discoveries and improved production	69.000
Production	(3.000)
Balance, December 31, 2005	66.000

Proved developed reserves
At August 17, 2005	-
At December 31, 2005	66.000

Standardized Measure of Discounted Future Net Cash Flows:

December 31, 2005
Future cash inflows	$462,794
Future production costs	($154,904)
Future development costs and abandonment	(10,938)
Future net cash flows before income taxes	296,952
Future income taxes	(103,933)
Future net cash flows	193,019
10% annual discount for estimated timing of cash flows	(60,500)
Standardized Measure of Discounted Future Net Cash Flows	$132,519

Changes in Standardized Measure of Discounted Future Net Cash Flows:
From Inception (August 7, 2005) to December 31, 2005
Beginning of the year	-
Extensions, discoveries and improved production	$138,613
Sales of oil and gas produced, net of production costs	(6,094)

End of the Year	$132,519

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Change of Accountants

Effective April 7, 2006, our Board of Directors, determined to change our independent accountants and dismissed Jones Simkins, PC as our independent registered public accounting firm. The Audit Committee of the Board of Directors and the Board of Directors approved the decision to change independent auditors. Jones Simkins, PC had served as our Independent Registered Public Accountant since June 1, 2001 and audited our financial statements for the period June 1, 2001 through December 31, 2005.

During our two most recent fiscal years, ending December 31, 2004 and 2005, (i) there were no disagreements between us and Jones Simkins on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of Jones Simkins would have caused Jones Simkins to make reference to the matter in its reports on our financial statements, and (ii) Jones Simkins’ report on our financial statements did not contain any adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope, or accounting principles with the exception of the following “going concern” qualification:

“As of December 31, 2005, the Company’s revenue generating activities are not in place, and the Company has incurred losses since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management intends to seek additional funding through business ventures. There can be no assurance that such funds will be available to the Company or available on terms acceptable to the Company. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.”

On April 4, 2006, our Audit Committee recommended the engagement of Malone & Bailey, CP as our independent registered public accounting firm. Our Board of Directors appointed Malone & Bailey as our Independent Registered Public Accountant effective April 7, 2006.

ITEM 8A. Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of March 31, 2006. Based on this evaluation, our chief executive officer and chief financial officer have concluded that, as of March  31, 2006, our disclosure controls and procedures were not effective, in that they do not ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are (1) recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and (2) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.  Our conclusion was based on (1) our lack of systematic accounting and disclosure procedures, (2) the initial stages of the development of our IT systems, (3) the hiring and development of new personnel and (4) the number of adjustments identified by our independent auditors during the course of their review. We attribute all of the identified weaknesses to the formative stage of our organizational development. We currently lack the personnel resources to ensure that our disclosure controls and procedures are adequate. We are addressing the procedural and control issues by adding more formalized accounting procedures and IT systems and by developing and adding to our personnel in the reporting and control area.

Calibre has substantially increased its business activities since the merger on January 27, 2006. Accordingly, Calibre has been required to improve its system of internal control over financial reporting during the fiscal quarter covered by this report by (1) initiating a plan to formalize accounting and disclosure procedures; (2) further development of our internal IT systems; (3) hiring additional financial personnel (4) engaging a third party provider of accounting, bookkeeping and IT services that specializes in oil and gas accounting; (5) performing additional reviews of our internal accounting information prior to review by our independent auditors to ensure that no items that would have a material affect or are reasonably likely to have a material affect on internal control over financial reporting will be identified prior to issuance of our reports.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following table sets forth certain information regarding our current directors and executive officers.

Our executive officers are elected by the board of directors and serve at the discretion of the board. All of the current directors serve until the next annual stockholders’ meeting or until their successors have been duly elected and qualified.

Name	Age	Position

Prentis B. Tomlinson, Jr.	63	President, CEO and Chairman of the Board
Edward L. Moses, Jr.	67	Vice Chairman, Director
O. Oliver Pennington	35	Vice President and Chief Financial Officer
Peter F. Frey	62	Controller
W. Richard Anderson	50	Director

The following biographies describe the business experience of our executive officers and directors. Each of our officers and directors were appointed to their positions on January 27, 2006 in connection with the merger of our subsidiary, Calibre Acquisition Co., with the predecessor of our business. Each of our officers devotes such of his business time, attention and energies to the business of the Company as are reasonably necessary to perform his duties under their respective employment Agreements.

Prentis B. Tomlinson, Jr., President, Chairman and CEO. Mr. Tomlinson has over 30 years of experience in the energy industry, and is a second-generation oil and gas man who traces his roots back to Tomlinson Geophysical Service, founded in 1937 by P. B. Tomlinson, Sr. Mr. Tomlinson has founded a number of companies in the energy sector, including exploration and production companies, a crude trading company and an oilfield service company, TGS Geophysical, Inc., which merged with Nopec in 1997 to form TGS Nopec (OSE: TGS). Since 2001 Mr. Tomlinson has been a private investor. In 2004 Mr. Tomlinson helped to found, and remains a significant shareholder in, a drilling technology company based in Houston, Texas, Particle Drilling Technologies, Inc. (www.particledrilling.com) (Nasdaq: PDRT). Since February 2006, Mr. Tomlinson has also served as Chairman and CEO of Standard Drilling, Inc., a privately held land drilling company based in Houston, Texas. See “ITEM 12” Certain Relationships and Related Party Transactions.

Edward L. Moses, Jr., Vice President of Operations and Director. Mr. Moses has over 40 years experience in the oil and gas industry beginning as a roustabout and roughneck for drilling contractors while studying for his B.S. in Petroleum Engineering at Texas A&M University. He is currently a Director of Horizon Offshore (Nasdaq: HOFF). After receiving his engineering degree in 1958, Mr. Moses joined The Superior Oil Company where he was Manager of Domestic and International Drilling Operations. He left Superior Oil in 1976 to work as an independent consultant where he and his partners provided consulting and turnkey drilling services throughout the Gulf Coast, South Texas, and North Sea areas as well as India and Central America. Mr. Moses joined Deep Tech companies in 1989 as Vice President, Engineering. Before leaving Deep Tech in 1998, he served as Senior Vice President of North Atlantic Pipeline Partners, L.P.; Senior Vice President of Tatham Offshore Canada, Limited; Managing Director of Deepwater Production Systems, Inc.; and Executive Vice President of RIGCO North American, L.L.C. From 1998 until 2000, Mr. Moses was the Chairman and Chief Executive Officer of Prime Natural Resources, Inc. a Houston based exploration and production company. Since 2000 Mr. Moses has been a private investor. He is a Professional Engineer in Texas and Louisiana, member of Society of Petroleum Engineers, Texas Society of Professional Engineers, and a Director of Spindletop. Since February 2006, Mr. Moses has also served as Vice Chairman of Standard Drilling, Inc.

O. Oliver Pennington, Vice President and Chief Financial Officer. Mr. Pennington has over 11 years of experience in the financial industry and can trace his roots in the oil and gas business through his grandfather, Arthur Buzzini, back to the mid-1930s. From July 2005 until December of 2005 Mr. Pennington was a private investor. From January 2003 until June 2005, Mr. Pennington was employed as a partner and senior member of the investment team of Sthenos Capital Limited, a hedge fund based in London. From September 2002 until January 2005, Mr. Pennington was a private investor. From August 1996 until September of 2002 as the Head of International Trading, analyst and member of the international investment team at Kingdon Capital Management Corp., a hedge fund based in New York. Mr. Pennington started his career as a trader for AIM Management, an asset management company based in Houston. Since February 2006, Mr. Pennington has also served as CFO of Standard Drilling, Inc.

Peter F. Frey, Controller. Mr. Frey has over 39 years of experience in accounting, banking and finance. After serving in the U.S. Air Force, Mr. Frey, began his financial career at Buffalo Savings Bank, later known as Goldome FSB where he was Assistant Vice President for Budgeting and Planning for the $16 billion bank. Since retiring from Goldome FSB, Mr. Frey has worked for various financial and banking institutions including FDIC - Resolution Trust Corporation, which assisted with the Savings and Loan Association crisis of the early 90’s. From there he joined ESL Federal Credit Union as Controller, which was successfully separated from the Eastman Kodak Company and was launched as an independently managed financial institution. From March 1997 until December 2001 Mr. Frey was employed as the Director of Accounting Operations by Superior Bank FSB, managing the accounting operations for the bank and a coast-to-coast lending operation. From December 2001 to August 2003 Mr. Frey was the Director of Accounting Operations at the Nasdaq Stock Market where he developed and implemented the accounting operations and payroll functions for the impending separation from the parent company, NASD. From August 2003 until January 2004 Mr. Frey worked as a private consultant. From January 2004 to December 2005 Mr. Frey was employed by Rose Financial Services, LLC as project manager. Mr. Frey joined Calibre Energy in December 2005. Since February 2006, Mr. Frey has also served as Controller of Standard Drilling, Inc.

W. Richard Anderson, Director for Calibre Energy, Inc. Since 2002, Mr. Anderson has served as President and Chief Executive Officer of Prime Natural Resources, Inc. and was formerly its Chief Financial Officer (1998-2002). Prime Natural Resources www.primenri.com is a closely held exploration and production company. Prior to his employment at Prime, he was employed by Hein & Associates, LLP, a certified public accounting firm, where he served as a partner from 1989 to January 1995 and as a managing partner from January 1995 until October 1998. Since 1999, Mr. Anderson has served as a Director of Boots & Coots International Well Control www.bootsandcoots.com (AMEX: WEL), Chairman the Audit Committee, and member of the Compensation Committee. Mr. Anderson also formerly served as a Director and Chairman of the Audit Committees of Grant Geophysical, Inc www.grantgeo.com., and its subsidiary Solid State Geophysical, Inc.(TSE), Professional Geophysics, Inc., and Seis Pros, Inc. www.seispros.com.

Committees of the Board of Directors

We currently have an audit committee, a compensation committee, and a nominating and corporate governance committee.

Audit Committee. The audit committee selects, on behalf of our board of directors, an independent public accounting firm to be engaged to audit our financial statements, discuss with the independent auditors their independence, review and discuss the audited financial statements with the independent auditors and management and recommend to our board of directors whether the audited financials should be included in our Annual Reports to be filed with the Securities and Exchange Commission. The Audit Committee operates pursuant to a written charter, which was adopted February 3, 2005. The current member of the audit committee is Mr. Anderson.

All of the current members of the Audit Committee are non-employee directors who: (1) meet the criteria for independence set forth in Rule 10A-3(b)(1) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”); (2) have not participated in the preparation of our financial statements or the financial statements Hardwood Doors and Milling Specialties, Inc.; and (3) are able to read and understand fundamental financial statements, including a balance sheet, income statement and cash flow statement. The board has determined that Mr. Anderson qualifies as an “Audit Committee Financial Expert” as defined by item 401(e) of Regulation S-B of the Exchange Act.

Compensation Committee. The compensation committee reviews and either approves, on behalf of our board of directors, or recommends to the board of directors for approval (1) the annual salaries and other compensation of our executive officers and (2) individual stock and stock option grants. The compensation committee also provides assistance and recommendations with respect to our compensation policies and practices and assists with the administration of our compensation plans. The members of our Compensation Committee are independent directors as defined in the applicable rules and regulations promulgated by the SEC, and are neither an officer nor employee of us or our subsidiary. The Compensation Committee operates pursuant to a written charter, which was adopted August 11, 2004. The current member of the compensation committee is Mr. Anderson.

Nominating and Corporate Governance Committee. The nominating and corporate governance committee assists our board of directors in fulfilling its responsibilities by: identifying and approving individuals qualified to serve as members of our board of directors, selecting director nominees for our annual meetings of shareholders, evaluating the performance of our board of directors, and developing and recommending to our board of directors corporate governance guidelines and oversight with respect to corporate governance and ethical conduct. Mr. Anderson is the current member of the Nominating and Corporate Governance Committee, who has been found by the Board of Directors to be an “independent director” pursuant to the applicable rules and regulations promulgated by the SEC. Mr. Tomlinson is also a member of the committee. This committee operates pursuant to a written charter adopted on April 4, 2006.

Compensation Committee Interlocks And Insider Participation. During the year ended December 31, 2005, we did not have a Compensation Committee because Luke Frazier served as our sole officer and director. Following our acquisition of Calibre Energy, Inc. in January 2006 and the appointment of our current Board of Directors, our Board of Directors formed a Compensation Committee comprised of Mr. Anderson. The committee member has never been an employee of Calibre Energy, Inc. None of our executive officers serve as a member of the board of directors or compensation committee of any entity that has any executive officer serving as a member of our Board of Directors or Compensation Committee.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and beneficial owners of more than 10% of our Common Stock to file with the SEC reports of their holdings of, and transactions in, our Common Stock. Based solely upon our review of copies of such reports and written representations from reporting persons that were provided to us, we believe that our officers, directors and 10% stockholders complied with these reporting requirements with respect to 2005.

Code of Ethics

We have adopted a written code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer and any persons performing similar functions. The Company will provide a copy of its code of ethics to any person without charge upon written request addressed to Calibre Energy, Inc., 1667 K Street, NW, Suite 1230, Washington, D.C. 20006.

ITEM 10. EXECUTIVE COMPENSATION

The following tables set forth certain information regarding our CEO and each of our most highly-compensated officers whose total annual salary and bonus for the period ending December 31, 2005 exceeded $100,000.

Summary Compensation Table

	Annual Compensation			Long Term Compensation Awards
Name and Principal Position (2)	Year	Salary ($)	Bonus ($)	Securities Underlying Options (#)	All Other Compensation ($)
Prentis B. Tomlinson(1)	2005	$15,000	-	4,000,000	-
Chief Executive Officer	2004	-	-		-
	2003	-	-		-

O. Oliver Pennington, III (1)	2005	-	-	1,000,000	-
Chief Financial Officer	2004	-	-		-
	2003	-	-		-

Peter F. Frey (1)	2005	$4,166	-	200,000	-
Controller	2004	-	-		-
	2003	-	-	-	-

Edward L. Moses (1)	2005	$8,333	-	750,000	-
Vice Chairman	2004	-	-		-
	2003	-	-	-	-

(1) Each executive served for less than a full year in 2005. See “Executive Employment Contracts” for a discussion of their annual Salary and options.
(2)  Luke Frazier was the sole officer for Hardwood Doors and Milling Speciality during 2003, 2004, and 2005, and received no compensation during those years. Mr. Frazier resigned as an officer and director on January, 27, 2006.

Equity Compensation Plan Information - December 31, 2005
Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	8,450,000-	0.163	2,450,000

Equity compensation plans not approved by security holders			-
Total	8,450,000	$0.163	2,450,000

(1)	Consists of warrants issued to our placement agent to purchase (a) 2,000,000 shares of our Common Stock at $0.40 per share.
(2)	Consists of 6,450,000 stock options grants to our employees, officers and directors.

Option Grants in Fiscal Year Ending December 31, 2005

(Individual Grants)

Name	Number of Securities Options Granted	% of Total Options Granted to Fiscal Year	Exercise/Base Price ($/Share)	Expiration Date
Prentis B. Tomlinson	4,000,000	62%	$0.05	August 2015
Edward L. Moses	750,000	12%	$0.05	August 2015
O. Oliver Pennington	1,000,000	16%	$0.24	December 2015
W. Richard Anderson	400,000	6%	$0.05	August 2015
Peter F. Frey	200,000	3%	$0.24	December 2015

Options Exercises and First Quarter 2006 Quarter End Values

	Number of Shares		Value of Unexercised
	Underlying Unexercised		In-the-Money Options
	Options at March 31 2006		at March 31 2006 (1)

Name	Exercisable	Unexercisable	Exercisable	Unexercisable

Prentis B. Tomlinson (1)	4,000,000	0	$10,800,000	$0
Edward L. Moses (1)	750,000	0	$2,025,000	$0
O. Oliver Pennington, III (2)	500,000	500,000	$1,255,000	$1,255,000
W. Richard Anderson (1)	400,000	0	$1,080,000	$0
Peter F. Frey (2)	100,000	100,000	$251,000	$251,000

_______
(1) The value of “in-the-money” stock options represents the difference between the $0.05 exercise price of such options and the fair market value of $2.75 per share of common stock as of March 31, 2006, the closing price of the common stock reported on the OTC Bulletin Board.
(2) The value of “in-the-money” stock options represents the difference between the $0.24 exercise price of such options and the fair market value of $2.75 per share of common stock as of March 31, 2006, the closing price of the common stock reported on the OTC Bulletin Board.

No options were exercised during the fiscal year ended December 31, 2005. No stock appreciation rights were outstanding at the end of the 2005 fiscal year.

Executive Employment Contracts

Prentis B. Tomlinson, Jr. Mr. Tomlinson entered into an employment agreement effective October 1, 2005. The agreement has a three year term and provides that Mr. Tomlinson will serve as President and CEO. Mr. Tomlinson receives an annual base salary of $180,000, which may be further increased at our discretion. Not withstanding the above, the base salary of Mr. Tomlinson shall be increased to $360,000 on the third anniversary date from the effective date of the agreement. Mr. Tomlinson has also received the following stock options pursuant to the agreement: non-statutory options to purchase 4,000,000 shares of our common stock at a price of $.05 per share, which options are fully vested and shall survive Mr. Tomlinson termination date. Mr. Tomlinson is entitled to participate in any employee benefit plans that are made available to our employees.

Edward L. Moses. Mr. Moses entered into an employment agreement effective October 1, 2005. The agreement has a three year term and provides that Mr. Moses will serve as Vice President of Operations. Mr. Moses receives an annual base salary of $120,000, which may be increased at our discretion. Mr. Moses has also received the following stock options pursuant to the agreement: non-statutory options to purchase 750,000 shares of our common stock at a price of $0.05 per share, which options are fully vested. Mr. Moses is entitled to participate in our employee benefit plans are made available to our employees.

O. Oliver Pennington. Mr. Pennington entered into an employment agreement effective December 28, 2005. The agreement has a three year term and provides that Mr. Pennington will serve as Vice President and Chief Financial Officer. Mr. Pennington receives an annual base salary of $200,000, which may be increased at our discretion. Mr. Pennington has also received the following stock options pursuant to the agreement: non-statutory options to purchase 500,000 shares of our common stock at a price of $.24 per share, which options are fully vested and has received incentive stock options to purchase 500,000 shares of our common stock at a price of $.24 pursuant to our qualified stock option plan that shall vest over a four year period. Mr. Pennington is entitled to participate in our employee benefit plans are made available to our employees.

Peter F. Frey. Mr. Frey entered into an employment agreement effective December 21, 2005. The agreement has a three-year term and provides that Mr. Frey will serve as Controller. Mr. Frey receives an annual base salary of $135,000, which may be increased at our discretion. Mr. Frey also received the following stock option pursuant to the agreement: non-qualified options to purchase 100,000 shares of our common stock at a price of $.24 per share. Such options are fully vested, and (2) incentive stock options to purchase 100,000 shares of our common stock at a price of $.24 pursuant to our qualified stock option plan that shall vest over a four year period. Mr. Frey is entitled to participate in other employee benefit plans that we may adopt.

Other Employment Agreement Terms. Each of the foregoing employment agreements also include the following terms:

During the term of the agreement, we may terminate the employee’s employment at any time by giving three months written notice. Additionally, we may terminate the employee’s employment for cause upon written notice by the company. The employee may terminate his employment for “Good Reason” when there is a decrease in his base salary, or a materially adverse diminution of the overall level of his responsibilities, or a material breach by us of any term or provision of the employment agreement or after a change of control, or any personal reason that the Board or the Compensation Committee of the Board in its discretion determines shall constitute “Good Reason.”

In the event of a “Change of Control” (as defined below), if the employee is terminated without cause or he terminates his employment for good reason at any time during the three year period following the Change of Control, the employee will be entitled to the following: all outstanding stock options granted on or prior to the Change of Control shall become immediately exercisable and shall remain exercisable for a period of three years, a lump-sum payment equal to three times the employee’s then current base salary, a lump-sum payment equal to three times the highest annual bonus allowed under the Executive Bonus Plan during the three year period preceding the date of the Change of Control, and continued medial and dental coverage for three years from the termination date at no cost to the employee.

For purposes of the agreement, a “Change of Control” means: a tender offer for more than 25% of the outstanding voting securities of the company; the company is merged or consolidated with another corporation, and as a result of the transaction, less than 75% of the outstanding voting securities of the resulting corporations are beneficially owned by stockholders of the company immediately prior to the transaction; the company sells all or substantially all of its assets to another entity that is not a wholly-owned subsidiary; during any 15-month period, individuals who at the beginning of such period constituted the board of directors of the company (including any new member whose election was approved by at least 2/3 of the members of the board of directors then still in office who were members at the beginning of such period) cease for any reason to constitute at least a majority of the board of directors; the Compensation Committee of the Board of Directors determines, in its sole discretion, that a change of control has occurred; or 80% or more of the outstanding voting securities of the company are acquired by any person or entity other than the company, its subsidiaries or its affiliates.

The employment agreement with each employee also contains customary nondisclosure and proprietary rights provisions. In addition, for the period from October 1, 2005 until two years after termination of the agreement, the employee is subject to a non-solicitation agreement with respect to, among others, our customers, suppliers and employees.

Compensation of Directors

On April 4, 2006, the Compensation Committee (the “Committee”) of our Board of Directors recommended that the Board approve new compensation for Board members to be effective as of January 1, 2006. The new compensation was approved by the Board on April 25, 2006. Under the new compensation package, non-employee directors will receive an annual retainer of $20,000 and $1,500 for each formal Board meeting attended. In addition, each non-employee director who is also a committee member will receive an annual committee retainer fee of $2,500 and $750 for each formal committee meeting attended. Each non-employee director who is also a committee chair will receive an additional annual retainer of $2,500. In addition, each non-employee director will be granted 20,000 shares of restricted common stock and an option for 25,000 shares of common stock. In addition, any new non-employee directors will be granted 20,000 shares of restricted common stock an option to purchase 25,000 shares of the common stock at the market price at the time of grant as a one time award upon joining the Board. All option awards will be non-qualified stock options and, together with all awards of restricted stock, will be issued pursuant to equity compensation plans in effect at the time of the award and will be exercisable for a ten-year period from the date of grant of the award. The restricted stock and option awards will vest in 50% installments on each December 31.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the number of shares of our common stock beneficially owned as of June 9, 2006 by:

•	those persons or groups known to beneficially own more than 5% of our common stock;

•	each of our executive officers and directors; and

•	all of our directors and executive officers as a group.

For purposes of this table, beneficial ownership is determined in accordance with Rule 13d-3 promulgated under the Securities Exchange Act of 1934. Except as indicated below, the security holders listed possess sole voting and investment power with respect to the shares beneficially owned by that person.

Name and Address (1)	Common Stock	Ownership (%)(2)
Prentis B. Tomlinson (3)	20,060,000	35.4%
Edward L. Moses (4)	1,500,000	2.65%
W. Richard Anderson (4)	400,000	*
O. Oliver Pennington (4)	500,000	*
Peter F. Frey (4)	100,000	*
International Capital Advisory, Inc.(5)	3,896,025	6.88%
The Tobin Family Trust (6)	2,650,000	4.68%

All executive officers and directors as a group (5 persons):	22,560,000	39.84%

*	Represents less than 1% of the issued and outstanding shares of common stock.

(1)	Except as otherwise noted, the street address of the named beneficial owner is 1667 K Street, NW, Suite 1230, Washington, DC 20006.
(2)	Based on a total of (i) 53,980,806 shares of common stock issued and outstanding on March 31, 2006, plus (ii) shares that may be issued upon exercise of options that are exercisable within 60 days.
(3)
Includes (i) 540,000 shares of stock owned directly, (ii) 15,250,000 shares of stock held by Calibre Energy Partners, LLC., which Mr. Tomlinson controls, (iii) 270,000 shares of common stock to be issued upon the exercise of warrants, and (iv) 4,000,000 shares of common stock that may be issued upon the exercise of options exercisable in the next 60 days.

(4)	Represents shares of common stock that may be acquired upon exercise of options in the next 60 days.
(5)	Includes 296,025 shares that may be acquired upon exercise of warrants in the next 60 days. The address for the beneficial owner is 202 Melrose Avenue, Toronto, Ontario, Canada.
(6)	Includes 250,000 shares that may be acquired upon exercise of warrants in the next 60 days. The address for the beneficial owner is 40 Bassano Rd., Toronto, Ontario, Canada M2N 2K1.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

Our President and Chairman, Mr. Prentis B. Tomlinson, Jr., owns a 17.9% (on a fully diluted basis) stake of Kerogen Resources, Inc., a privately held oil and gas exploration company. We have entered into four agreements with Kerogen Resources, Inc.

First, we are parties to a letter agreement with Kerogen Resources pursuant to which we are participating in the Reichmann Petroleum project. The project is a joint venture with Kerogen Resources, Crosby Minerals and Reichmann Petroleum Corporation to explore, acquire and develop properties located in the Barnett Shale in the Ft. Worth Basin of north Texas. Reichmann is the operator of the properties. In October 2005 we acquired, through Kerogen Resources, a 12.5% working interest in 6,190 net acres of leasehold interests in Parker, Tarrant, Denton, and Johnson Counties, Texas. Subsequent to the initial acquisition, we purchased a 25% working interest in 443 net acres of leasehold interests from Reichmann Petroleum in Johnson County, Texas. Kerogen Resources provides the technical guidance for the project and in exchange will receive 12.5% of our working interest in each well drilled. As of March 31, 2006, we have paid Kerogen a total $4,835,061, of which $3,179,660 was for the 12.5% working interest in the initial 6,190 acres, prepayment of drilling costs on 12 and for the 25% working interest in the leasehold interest in Johnson County, TX and $1,655,401 was for operating costs (ie, drilling and completion costs) of the JV since the original payment. Kerogen then paid such amounts to Reichmann Petroleum Corporation as reimbursement of leasehold costs, drilling and operating expenses. Currently, our net acreage position subject to the Reichmann agreement is 773.94 net acres. As of May 31, 2006, Calibre has participated in 22 gross wells. Four wells are currently producing, nine wells have been drilled, completed and fraced and are waiting to be hooked up to a pipeline, four wells have been drilled, completed and are cleaning up after being frac prior to being hooked up to a gas gathering line, three wells have been drilled to total depth, completed and are waiting to be fraced, and two wells are currently drilling.

Second, we have entered into a Participation Agreement with Kerogen Resources for the exploration and development of prospects in the South Fort Worth Basin as described above under “Our Business - Our Projects.” Pursuant to this agreement we are obligated to pay Kerogen Resources $597,000 for its identification of prospects; we have paid Kerogen Resources $500,000 of such amount. As of March 31, we have leased approximately 2,399 net leasehold acres under 8,885 gross leasehold acres pursuant to this agreement. We have paid $666,637 to Kerogen for participation in these leases in the Hill County area of Texas. All the leasehold acreage is currently undeveloped. The price paid for leases represented market prices for similar acreage in the area.

Third, we have entered into a Participation Agreement with Kerogen Resources for the exploration and development of prospects in the Williston Basin as described above under “Our Business - Our Projects.” Pursuant to this agreement we are obligated to pay Kerogen Resources $638,600 for its identification of prospects; we have paid Kerogen Resources $550,000 of such amount. As of March 31, 2005, we have not leased or developed of any properties pursuant to this agreement.

Fourth, Calibre held a promissory note issued by Kerogen Resources. The principal owed pursuant to the note was $300,000 and it did bear interest at the rate of 6.25% per annum. The principal of this note and accrued interest thereon was due and payable in a single installment on the maturity date. The maturity date was the earlier of September 30, 2006 or the date on which Kerogen Resources received gross proceeds of at least $6,000,000 from a sale of equity, in one or more transactions. Calibre acquired the note from Mr. Tomlinson in October 2005 in exchange for a payment of $300,000. This note was entered into by Mr. Tomlinson, a founder of Calibre Energy, in anticipation of the formation of Calibre Energy. After the incorporation of Calibre Energy, the company entered into agreements with Kerogen for the purpose of identification, exploration and development of prospects in the Fort Worth Basin and Williston Basin. The Reichmann Petroleum Project and South Fort Worth Basin project are projects identified by these agreements. On March 24, 2006, Kerogen Resources repaid $314,623.29, the full amount of the promissory note and all interest due. The note in the amount of $300,000 was paid on March 24, 2006 together with interest in the amount of $14,623.29.

On March 24, 2006, we loaned $350,000 to Standard Drilling, Inc. pursuant to a loan bearing interest at 4% per annum.  On April 7, 2006 Standard Drilling, Inc. repaid us $350,544.54, the full amount of the loan with all interest due.  Mr. Tomlinson, our President, controls a limited liability company that, at the time of the loan, owned 53% of Standard Drilling, Inc. Further, Standard Drilling’s principal officers also serve as officers of Calibre.

We believe all of the transactions with related parties have been on terms no less favorable to us than those terms which may have been obtained from unrelated third parties.

In addition, Mr. O. Oliver Pennington, our Chief Financial Officer, is our President’s son-in-law.

ITEM 13. EXHIBITS.

(a)	Exhibits. The following exhibits of Calibre are included herein.

Exhibit No.	Description
2.1
Amended and Restated Agreement and Plan of Reorganization dated January 17, 2006 by and among Hardwood Doors and Milling Specialities, Inc., a Nevada corporation, Calibre Energy Acquisition Corp., a Delaware corporation, and Calibre Energy, Inc., a Delaware corporation, (Incorporated by reference from Exhibit 3.1 to the Current Report on Form 8-K filed by Calibre Energy, Inc. on January 27, 2006)

3.1
Amended and Restated Articles of Incorporation of Hardwood Doors and Milling Specialties, Inc. (Incorporated by reference to Exhibit 3.1 of Calibre Energy, Inc.’s Current Report on Form 8-K filed January 27, 2006.)

3.3	Bylaws of Calibre Energy, Inc. (Incorporated by reference to Exhibit 3.3 of Calibre Energy, Inc.’s Current Report on Form 8-K filed January 27, 2006.)
10.1
Registration Rights Agreement dated October 31, 2005 by and among Calibre Energy, Inc. and the stockholders named therein. (Incorporated by reference to Exhibit 10.1 of Calibre Energy, Inc.’s Current Report on Form 8-K filed January 27, 2006.)

10.2
Form of Common Stock Warrant dated October 31, 2005 issued by Calibre Energy, Inc. to the purchasers. (Incorporated by reference to Exhibit 10.2 of Calibre Energy, Inc.’s Current Report on Form 8-K filed January 27, 2006.)

10.3
Participation Agreement (Southern Fort Worth Basin) dated September 20, 2005 among Calibre Energy, Inc., Kerogen Resources, Inc. (Incorporated by reference to Exhibit 10.3 of Calibre Energy, Inc.’s Current Report on Form 8-K filed January 27, 2006.)

10.4
Letter Agreement re: Barnett Share Acquisition dated October 12, 2005 between Reichmann Petroleum and Calibre Energy, Inc. (Incorporated by reference to Exhibit 10.4 of Calibre Energy, Inc.’s Current Report on Form 8-K filed January 27, 2006.)

10.5
Participation Agreement (Williston Basin) dated September 20, 2005 between Calibre Energy, Inc. and Kerogen Energy, Inc. (Incorporated by reference to Exhibit 10.5 of Calibre Energy, Inc.’s Current Report on Form 8-K filed January 27, 2006.)

10.6
First Amendment to Participation Agreements dated October 31, 2005 among Calibre Energy, Inc., Kerogen Resources, Inc., Triangle Petroleum USA, Inc. and Wynn Crosby Partners I, LP. (Incorporated by reference to Exhibit 10.6 of Calibre Energy, Inc.’s Current Report on Form 8-K filed January 27, 2006.)

10.7	Calibre Energy, Inc. 2005 Stock Incentive Plan (Incorporated by reference to Exhibit 10.7 of Calibre Energy, Inc.’s Current Report on Form 8-K filed January 27, 2006.)
10.8	Form of Incentive Stock Option Agreement (Incorporated by reference to Exhibit 10.8 of Calibre Energy, Inc.’s Current Report on Form 8-K filed January 27, 2006.)
10.9	Form of Non-Statutory Stock Option Agreement (Incorporated by reference to Exhibit 10.9 of Calibre Energy, Inc.’s Current Report on Form 8-K filed January 27, 2006.)
10.10
Employment Agreement dated September 11, 2005 between Calibre Energy, Inc. and Prentis B. Tomlinson, Jr. (Incorporated by reference to Exhibit 10.10 of Calibre Energy, Inc.’s Current Report on Form 8-K filed January 27, 2006.)

10.11
Employment Agreement dated September 22, 2005 between Calibre Energy, Inc. and Moses. (Incorporated by reference to Exhibit 10.11 of Calibre Energy, Inc.’s Current Report on Form 8-K filed January 27, 2006.)

10.12
Employment Agreement dated December 21, 2005 between Calibre Energy, Inc. and Peter F. Frey (Incorporated by reference to Exhibit 10.12 of Calibre Energy, Inc.’s Current Report on Form 8-K filed January 27, 2006.)

10.13
Employment Agreement dated December 28, 2005 between Calibre Energy, Inc. and O. Oliver Pennington, III (Incorporated by reference to Exhibit 10.13 of Calibre Energy, Inc.’s Current Report on Form 8-K filed January 27, 2006.)

10.14*	Form of Stock Purchase Warrant dated April 18, 2006.
10.15*	Registration Rights Agreement dated April 18, 2006.
23.1*	Consent of Malone & Bailey, P.C.
23.3*	Consent of Ryder Scott Company, L.P.
31.1*	Chief Executive Officer Certification Pursuant to Section 13a-14 of the Securities Exchange Act
31.2*	Chief Financial Officer Certification Pursuant to Section 13a-14 of the Securities Exchange Act
32.1*	Certification of the CEO, pursuant to 18 U.S.C. §§ 1350 as adopted pursuant to §§ 906 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the CFO, pursuant to 18 U.S.C. §§ 1350 as adopted pursuant to §§ 906 of the Sarbanes-Oxley Act of 2002
*Filed herewith

LEGAL MATTERS

The validity of the common stock offered by this report was passed upon for us by Vinson & Elkins L.L.P., Houston, Texas.

EXPERTS

The consolidated financial statements for the years ended December 31, 2005 included in this reports have been audited by Malone & Bailey, PC, independent registered public accounting firm, as stated in their report appearing herein.

RESERVE ENGINEERS

Certain estimates of our net oil and natural gas reserves and related information as of December 31, 2005 included in this report have been derived from engineering reports prepared by Ryder Scott Company, L.P. All such information has been so included on the authority of such firm as experts.

Item 14. Principal Accountant Fees and Services.

      During fiscal year 2005, the aggregate fees which we paid to Malone & Bailey, PC, our independent auditors, for professional services were as follows:

Fiscal Year Ended December 31, 2005

Audit Fees	$51,585
Audit-Related Fees	-
Tax Fees	-
All Other Fees	-

(1)	Fees for audit services include fees associated with the annual audit, and with the preparation of our SB-2.

Audit-Related Fees

There were no fees for other audit related services for fiscal year ended 2005.

Tax Fees

There were no fees relating to tax compliance, tax advice and tax planning.

All Other Fees

There were no other aggregate fees billed in either of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above.

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm.

      As required by the Audit Committee charter, the Audit Committee pre-approves the engagement of Malone & Bailey, PC for all audit and permissible non-audit services. The Audit Committee annually reviews the audit and permissible non-audit services performed by Malone & Bailey, PC, and reviews and approves the fees charged by Malone & Bailey, PC The Audit Committee has considered the role of Malone & Bailey, PC in providing tax and audit services and other permissible non-audit services to us and has concluded that the provision of such services was compatible with the maintenance of Malone & Bailey, PC’s independence in the conduct of its auditing functions.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 5, 2006	CALIBRE ENERGY, INC. By: / s/ Prentis B. Tomlinson, Jr. Prentis B. Tomlinson, Jr. Chief Executive Officer By : /s/ O. Oliver Pennington III O. Oliver Pennington III Chief Financial Officer

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: July 5, 2006	By: /s/ Prentis B. Tomlinson, Jr. Prentis B. Tomlinson, Jr. Director

By: /s/ Edward L. Moses Edward L. Moses Director

By: /s/ W. Richard Anderson W. Richard Anderson Director