Form 10QSB/A
period 2006-03-31
Calibre Energy, Inc.
filed 2006-07-07
CIK 1124074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB/A

(Amendment No.1)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
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

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☒

As of March 31, 2006, 53,980,806 shares of common stock were outstanding.

CALIBRE ENERGY, INC. QUARTERLY REPORT ON FORM 10-QSB
FOR THE QUARTERLY PERIOD ENDED

March 31, 2006

Item 1. Financial Statements.

Calibre Energy, Inc.
Consolidated Balance Sheets
(unaudited)
	March 31, 2006	December 31, 2006
Assets
Current Assets
Cash	4,308,654	2,105,749
Accounts receivable
Oil and gas sales	39,472	33,960
Note receivable - related party	350,000	300,000
Prepaid expenses and other	6,245	104,100

Total current assets	4,704,371	2,543,809

Noncurrent Assets
Oil and gas properties, using full cost method	8,568,016	5,308,881
Furniture and office equipment	282,386	121,778
Less: Accumulated depreciation, depletion, amortization and impairment	(67,631)	(35,599)
Net property, furniture and office equipment	8,782,771	5,395,060

Other assets	11,100	-

Total assets	13,498,242	7,938,869

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable - trade	1,443,367	946,852
Accounts payable - employees	-	98,630
Accrued expenses	30,735	20,482
Total liabilities	1,474,102	1,065,964

Shareholders’ Equity
Preferred stock; $.001 par value; 10,000,000 authorized; none issued	-	-
Common stock; $.001 par value; 100,000,000 authorized; 53,980,806 and 47,000,000 issued and outstanding at March 31, 2006 and December 31, 2005, respectively	53,981	47,000
Additional paid-in capital	14,545,422	8,727,556
Accumulated deficit	(2,575,263)	(1,901,651)
Total shareholders’ equity	12,024,140	6,872,905

Total liabilities and shareholders’ equity	13,498,242	7,938,869

Calibre Energy, Inc.
Consolidated Statement of Operations
For the Three Months Ended March 31, 2006
(unaudited)

Revenue	$39,342

Operating expenses
Lease operating expense	9,296
Depletion expense	14,332
Compensation expense	255,006
Professional fees	246,568
General and administrative (excluding compensation expense)	211,866
Total operating expense	737,068

Loss from operations	(697,726)

Interest income	24,114

Net loss	$(673,612)

Earnings per share:
Basic and diluted	$(0.01)

Weighted average shares outstanding	49,755,558

Calibre Energy, Inc.
Consolidated Statement of Shareholders’ Equity
For the Three Months Ended March 31, 2006
(unaudited)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2005	47,000,000	$47,000	$8,727,556	$(1,901,651)	$6,872,905

Issuance of common stock for reverse merger	3,525,000	3,525	(3,525)		-

Issuance of common stock for cash, net of offering costs	3,160,000	3,160	5,811,434		5,814,594

Cashless exercise of warrants	295,806	296	(296)		-

Option expense			10,253		10,253

Net loss				(673,612)	(673,612)

Balance, March 31, 2006	53,980,806	$53,981	$14,545,422	$(2,575,263)	$12,024,140

Calibre Energy, Inc.
Consolidated Statement of Cash Flows
For the Three Months Ended March 31, 2006
(Unaudited)

Cash Flows from Operating Activities
Net loss	$(673,612)
Adjustments to reconcile net loss to net cash provided by operating activities:
Noncash compensation expense	100,000
Accretion of stock option expense	10,253
Depreciation and depletion expense	32,032
Changes in working capital components:
(Increase) in accounts receivable	(5,512)
(Increase) in other current assets	(2,145)
(Increase) in other assets	(11,100)
Increase in accounts payable	397,885
Increase in accrued expense	10,253
Net cash (used in) operating activities	(141,946)

Cash Flows from Investing Activities
Additions to oil and gas properties	(3,259,135)
Additions to furniture, office equipment and leasehold improvements	(160,608)
Receipts on notes receivable	300,000
Disbursements on note receivable	(350,000)
Net cash (used in) investing activities	(3,469,743)

Cash Flows from Financing Activities
Proceeds from sale of common stock	5,814,594
Net cash provided by financing activities	5,814,594

Net increase in cash	2,202,905

Cash
Beginning of period	2,105,749
End of period	$4,308,654

Supplemental cash flow information:
Interest paid	-

CALIBRE ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. - Basis of Presentation

The accompanying unaudited interim financial statements of Calibre Energy, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual report filed with the SEC on Form 10K-SBA. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2005 as reported in Form 10K-SBA, have been omitted.

Note 2. Organization and Business Operations

Calibre Energy, Inc. is an exploration and production company focused on the acquisition, exploitation and development of high quality, long-lived producing and non-producing fractured gas and oil shale properties in selected producing basins in North America. Headquartered in Washington, DC and Houston, Texas, Calibre is a Delaware corporation that was formed on August 17, 2005.

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

Employee Stock Plan

In December 2004, the FASB issued SFAS No.123R, "Accounting for Stock-Based Compensation" (“SFAS No. 123R”). SFAS No.123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No.123R requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. Prior to SFAS No.123R, only certain pro forma disclosures of fair value were required. SFAS No.123R shall be effective for small business issuers as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. Calibre adopted SFAS No. 123R as of January 1, 2006. See Note 7.

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

Note 6.  Shareholders’ Equity

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

Calibre adopted the 2005 Stock Incentive Plan (the “Plan”) in October 2005. The Plan is designed to qualify under the Internal Revenue Code as an incentive stock option plan. Under the Plan, options may be granted to key employees and other persons who contribute to the success of Calibre. Calibre has reserved 9,000,000 shares of common stock for the plan. Option awards are generally granted with an exercise price equal to the market price of Calibre’s stock at the date of grant. No options were granted or exercised during the three month period ended March 31, 2006.

During 2005, we granted a total of 5,800,000 fully vested options including 5,150,000 options at an exercise price of $.05 per share and 650,000 shares at an exercise price ranging from $0.12 to $0.24 per share. Compensation expense recorded through December 31, 2005 for the options granted was $1,504,500.

We also granted a total of 650,000 nonvested options including options to purchase 50,000 shares of common stock at an exercise price of $.12 per share, and options to purchase 600,000 shares of common stock at an exercise price of $.24 per share. All nonvested options vest over a four year service period and expire 10 years after the date of grant. For the three month period ended March 31, 2006, Calibre recorded compensation expense of $10,251 to amortize the cost of nonvested options issued prior to the adoption of SFAS No. 123R.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield $0, expected volatility of 57.99%, risk-free interest rate of 5.0%, and expected lives of 10 years. The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

A summary of Calibre’s nonvested shares as of March 31, 2006, and changes during the three months ended March 31, 2006, is presented below:

Nonvested Shares	Shares	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2006	650,000	$162,629
Granted	-
Vested	-
Forfeited	-
Nonvested at March 31, 2006	650,000	$162,629

As of March 31, 2006, there was $152,378 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 3.75 years. No shares vested during the three month period ended March 31, 2006.

Note 8. Subsequent Events

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

Overview

Cautionary Statement Regarding Forward-Looking Statements

This report contains certain “forward-looking statements”. Statements included in this report that are not historical facts, that address activities, events or developments that we expect or anticipate will or may occur in the future, including things such as plans for growth of the business, future capital expenditures, competitive strengths, goals, references to future goals or intentions or other such references are forward-looking statements. These statements can be identified by the use of forward-looking terminology, including “may,” “believe,” “expect,” “anticipate,” “estimate,” “continue,” or similar words. These statements are made by us based on our past experience and our perception of historical trends, current conditions and expected future developments as well as other considerations we believe are appropriate under the circumstances. Whether actual results and developments in the future will conform to our expectation is subject to numerous risks and uncertainties, many of which are beyond our control. Therefore, actual outcomes and results could materially differ from what is expressed, implied or forecast in these statements. Any differences could be caused by a number of factors, including, but not limited to:

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

Net Sales.

For the three months ended March 31, 2006, our oil and gas net sales were $ 39,342. We are in the operational development stage of our exploration program. Accordingly, we do not expect to generate substantial revenues during the majority of 2006 until the completion of the initial stages of our drilling program.

General and Administrative Expenses.

For the three months ended March 31, 2006, general and administrative expenses were $713,440. A total of $211,866 was for actual costs associated with our general and administrative expense, $246,568 was for professional fees, $88,629 was non cash compensations expense, and $166,377 was for salary and wages for employees.

Net loss.

For the three months ended March 31, 2006, we had a net loss of $673,612. The net loss is primarily attributable to minimal operating revenues to support general and administrative costs until such time as we achieve operating results from our drilling program.

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

In March and April 2006, we raised an aggregate of $11,560,000 ($10,668,000 net of offering costs) through the sale of 5,780,000 shares of common stock and warrants to purchase 5,780,000 shares of common stock at an exercise price of $2.75 and a term of 2 years.

Cash flow from operating activities

For the three month period ending March 31, 2006 cash used in operating activities was $141,946, primarily attributed to a net loss of $673,612 in the period and to an increase in accounts payable of $397,885.

Cash flow from investing activities

For the three month period ending March 31, 2006, net cash used in investing activities was $3,469,743, driven primarily by our investment in oil and gas properties in the Ft. Worth Basin.

Cash flow from financing activities

For the three month period ending March 31, 2006, net cash provided by financing activities was $5,814,594, which was attributed to our sale of common stock and purchase warrants. At March 31, 2006, Calibre had received net proceeds from stock issuances of $5,814,594 (gross proceeds of $6,320,000 less $505,406 of offering costs).

Hedging

We did not hedge any of our oil or natural gas production during 2005 and have not entered into any such hedges from January 1, 2006 through the date of this filing.

Contractual Commitments

	Total	Payments Due By Period
		Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Contractual Obligations
Operating Lease
Obligations	$634,202	$143,097	$303,501	$187,604
Drilling Well in Progress	1,910,667	1,910,667
Total	$2,544,869	$2,053,764	$303,501	$187,604

As of June 15, 2006, all of our drilling well obligations are associated with the Reichmann Petroleum project. Our obligations are associated with our office leases in Washington, D.C. and Houston, Texas.

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

On March 24, 2006, we loaned $350,000 to Standard Drilling, Inc., a private Drilling Company based in Houston, TX., pursuant to a loan bearing interest at 4% per annum.  On April 7, 2006 Standard Drilling, Inc. repaid us $350,544.54, the full amount of the loan with all interest due.  Mr. Tomlinson, our President, controls a limited liability company that, at the time of the loan, owned 53% of Standard Drilling, Inc. and serves as its Chairman and CEO. Further, Standard Drilling’s principal officers also serve as officers of Calibre.

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

We have a stock-based compensation plan, which is described more fully in Form 10-KSB/A filed with the SEC. As permitted under generally accepted accounting principles, we accounted for the plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, stock-based employee compensation cost has been recognized, as all options granted under the plan had an exercise price less than the market value of the underlying common stock on the date of grant, see Form 10-KSB/A filed with the SEC for more information. The net loss at December 31, 2005 had compensation cost for the stock-based compensation plan been determined based on the grant date fair values of awards (the method described in FASB Statement No. 123, Accounting for Stock-Based Compensation), would have increased $372,965 or $.01 per share.

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

Calibre has substantially increased its business activities since the merger on January 27, 2006. Accordingly, Calibre has been required to improve its system of internal control over financial reporting during the fiscal quarter covered by this report by (1) initiating a plan to formalize accounting and disclosure procedures; (2) further development of our internal IT systems; (3) hired additional personnel (4) engaging a third party provider of accounting, bookkeeping and IT services that specializes in oil and gas accounting; (5) performing additional reviews of our internal accounting information prior to review by our independent auditors to ensure that no items that would have a material affect or are reasonably likely to have a material affect on internal control over financial reporting will be identified prior to issuance of our reports.

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

On January 27, 2006 when Calibre was named “Hardwood Doors and Milling Specialties, Inc.,” it issued: (i) 47,000,000 shares of common stock, (ii) warrants to acquire 10,000,000 shares of common stock at a price of $0.75 per share, and (iii) warrants to acquire 2,000,000 shares of common stock at $0.40 per share, to the shareholders and warrant holders of Calibre Energy, Inc., a Delaware corporation ("Calibre") in exchange for all the outstanding capital stock and warrants of Calibre. The shares of common stock issued in the acquisition were offered and sold pursuant to the exemption from registration afforded by Rule 506 under the Securities Act of 1933 (the “Securities Act”) Regulation S and/or Section 4(2) of the Securities Act. Calibre subsequently changed its name to “Calibre Energy, Inc.”

In March and April of 2006, Calibre issued 5,780,000 shares of common stock and warrants to acquire 5,780,000 shares of common stock at a price of $2.75 of Calibre Energy, Inc., a Nevada corporation (“Calibre”). In March and April, Calibre issued to the placement agents who assisted with the sale of the share and warrants, warrants to purchase 577,500 shares of Common Stock at a price of $2.00 per share. The shares of common stock and warrants were offered and sold pursuant to the exemption from registration afforded by Rule 506 under the Securities Act of 1933 (the “Securities Act”), Regulation S, and/or Section 4(2) of the Securities Act.

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
*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CALIBRE ENERGY, INC. Registrant

Dated: July 5, 2006	By:	/s/ Prentis B. Tomlinson, Jr.
Prentis B. Tomlinson, Jr. President and Chairman of the Board of Directors

Dated: July 5, 2006	By:	/s/ O. Oliver Pennington
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