Form 10QSB
period 2006-06-30
Calibre Energy, Inc.
filed 2006-08-14
CIK 1124074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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
Yes _X_ No  _

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  _ No X_

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  _ No X_

As of August 14, 2006, 56,600,806 shares of common stock were outstanding.

CALIBRE ENERGY, INC. QUARTERLY REPORT ON FORM 10-QSB

FOR THE QUARTERLY PERIOD ENDED

June 30, 2006

i

PART I - FINANCIAL INFORMATION

Calibre Energy, Inc.
Consolidated Balance Sheets
(unaudited)
	June 30,	December 31,
	2006	2005

Assets
Current Assets
Cash	$4,649,432	$2,105,749
Accounts receivable - Oil and gas sales	97,406	33,960
Note receivable - related party	-	300,000
Prepaid expenses and other	20,621	104,100

Total current assets	4,767,459	2,543,809

Noncurrent Assets
Oil and gas properties, using full cost method
Properties subject to amortization	7,325,495	830,646
Properties not subject to amortization	5,653,718	4,478,235
Furniture and office equipment	361,101	121,778
Less: Accumulated depreciation, depletion, amortization and impairment	(121,079)	(35,599)
Net property, furniture and office equipment	13,219,235	5,395,060
Advances to operator-related party	784,649	-
Other assets	22,662	-

Total assets	$18,794,006	$7,938,869

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable - trade	1.447,435	946,852
Accounts payable - related party	1,031,650	-
Accounts payable - employees	-	98,630
Accrued expenses	52,751	20,482
Total liabilities	2,531,836	1,065,964

Shareholders’ Equity
Preferred stock; $.001 par value; 10,000,000 authorized; none issued	-	-
Common stock; $.001 par value; 100,000,000 authorized; 56,600,806 and 47,000,000 issued and outstanding at June 30, 2006, and December 31, 2005, respectively	56,601	47,000
Additional paid-in capital	19,367,853	8,727,556
Accumulated deficit	(3,162,285)	(1,901,651)
Total shareholders’ equity	16,262,169	6,872,905

Total liabilities and shareholders’ equity	$18,794,006	$7,938,869

Calibre Energy, Inc.
Consolidated Statement of Operations
For the Three Months and Six Months Ended June 30, 2006
(unaudited)
	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006

Revenue
Oil & Gas Sales	$90,761	$129,899
Total revenue	90,761	129,899

Operating expenses
Lease operating expense	19,969	16,430
Severance and ad valorem taxes	6,846	10,063
Depletion expense	53,448	85,479
Compensation expense	250,729	710,280
Professional fees	219,245	420,810
General and administrative (excluding compensation expense and professional fees)	171,086	215,132
Total operating expense	721,323	1,458,194

Loss from operations	(630,562)	(1,328,295)

Interest income	43,542	67,663

Net loss	$(587,020)	$(1,260,633)

Earnings per share:
Basic and diluted	$(0.01)	$(0.01)

Weighted average shares outstanding	56,705,704	49,755,558

Calibre Energy, Inc.
Consolidated Statement of Shareholders’ Equity
For the Six Months Ended June 30, 2006
(unaudited)

	Common Stock		Additional
			Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2005	47,000,000	$47,000	$8,727,556	$(1,901,651)	$6,872,905

Issuance of common stock for reverse merger	3,525,000	3,525	(3,525)		-

Issuance of common stock for cash, net of offering costs	3,160,000	3,160	5,811,434		5,814,594

Cashless exercise of warrants	295,806	296	(296)		-

Option expense			10,253		10,253

Net loss				(673,612)	(673,612)

Balance, March 31, 2005	53,980,806	$53,981	$14,545,422	$(2,575,263)	$12,024,140

Issuance of common stock for cash, net of offering costs	2,620,000	2,620	4,812,180		4,814,800

Option expense			10,251		10,251

Net loss				(587,020)	(587,020)

Balance, June 30, 2006	56,600,806	$56,601	$19,367,853	$(3,162,283)	$16,262,171

Calibre Energy, Inc.
Consolidated Statement of Cash Flows
For the Six Months Ended June 30, 2006
(unaudited)

Cash Flows from Operating Activities
Net loss	$(1,260,633)
Adjustments to reconcile net loss to net cash provided by operating activities:
Noncash compensation expense	100,000
Accretion of stock option expense	20,504
Depreciation and depletion expense	85,479
Changes in working capital components:
(Increase) in accounts receivable	(63,446)
(Increase) in other current assets	(16,521)
(Increase) in other assets	(22,662)
Increase in accounts payable	1,433,603
Increase in accrued expense	32,269
Net cash (used in) operating activities	308,594

Cash Flows from Investing Activities
Additions to oil and gas properties	(8,454,980)
Additions to furniture, office equipment, other assets and leasehold improvements	(239,325)
Receipts on notes receivable	650,000
Disbursements on note receivable	(350,000)
Net cash (used in) investing activities	(8,394,305)

Cash Flows from Financing Activities
Proceeds from sale of common stock	10,629,394
Net cash provided by financing activities	10,629,394

Net increase in cash	$2,543,683

Cash
Beginning of period	$2,105,749
End of period	$4,649,432

Supplemental cash flow information:
Interest paid	-
Income taxes paid	-

CALIBRE ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.  Basis of Presentation

The accompanying unaudited interim financial statements of Calibre Energy, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Calibre’s annual report filed with the SEC on Form 10K-SB/A for the period ending December 31, 2005. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2005 as reported in Form 10K-SB/A, have been omitted.

Certain reclassifications have been made to amounts in prior periods to conform with the current period presentation.

Note 2. Organization and Business Operations

Calibre Energy, Inc. is an exploration and production company focused on the acquisition, exploitation and development of high quality, long-lived producing and non-producing fractured gas and oil shale properties in selected producing basins in North America. Headquartered in Washington, DC and Houston, Texas, Calibre is a Nevada corporation that was formed on August 17, 2005.

Calibre intends to expand and develop our exploration and production business and its reserves by initially emphasizing the identification and development of shale gas opportunities in the Barnett Shale and the Fayetteville Shale. Calibre has identified that the Mississippian developments of the Barnett Shale in the Ft. Worth Basin and the Fayetteville Shale development in the Arkoma Basin provide the greatest near term economic value. Calibre is currently participating in three projects with Kerogen Resources, Inc., a privately held exploration and production company located in Houston, Texas, the Reichmann Petroleum project, South Ft. Worth Basin project and Williston Basin project.

Note 3. Summary of Significant Accounting Policies

Stock Based Compensation

Calibre adopted Statement of Financial Accounting Standards No. 123R, Share-Based Payment, effective January 1, 2006. Accordingly, Calibre began recording compensation expense associated with stock options and other forms of equity compensation in accordance with SFAS No. 123R, as interpreted by SEC Staff Accounting Bulletin No. 107. Prior to January 1, 2006, Calibre had accounted for stock options according to the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, and therefore no related compensation expense was recorded for awards granted with no intrinsic value. Calibre adopted the modified prospective transition method provided for under SFAS No. 123R, and, consequently, has not retroactively adjusted results from prior periods. Under this transition method, compensation cost associated with the issuance of stock options will be recognized as a quarterly amortization based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. See Note 6.

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

Note 5. Related Party Transactions

Calibre is party to a letter agreement with Kerogen Resources pursuant to which we are participating in the Reichmann project. During the six month period ending June 30, 2006, pursuant to such agreement we have paid $3,068,182 to Kerogen, including $1,706,539 in the three month period ending June 30, 2006. Kerogen then paid such amount to Reichmann Petroleum Corporation as reimbursement of capital and operating expenses.

Calibre has entered into a Participation Agreement with Kerogen Resources for the exploration and development of prospects in the South Ft. Worth Basin. Pursuant to this agreement we are obligated to pay Kerogen Resources $597,000 for its identification of prospects; we have paid Kerogen Resources $500,000 of such amount to date, although no payments were made in the period ending June 30, 2006 under this agreement. Additionally, we have advanced $1,184,154 to Kerogen for participation in leases in the Hill County area of Texas, including $517,517 in the three months ending June 30, 2006.

We have entered into a Participation Agreement with Kerogen Resources for the exploration and development of prospects in the Williston Basin. Pursuant to this agreement we are obligated to pay Kerogen Resources $638,600 for its identification of prospects; we have paid Kerogen Resources $550,000 of such amount to date. However, we made no payments to Kerogen during the period ending June 30, 2006 in respect to this agreement.

We believe all of the transactions with related parties have been on terms no less favorable to us than those terms which may have been obtained from unrelated third parties.

Note 6.	2005 Stock Incentive Plan

Calibre adopted the 2005 Stock Incentive Plan (the “Plan”) in October 2005. Under the Plan, options may be granted to key employees and other persons who contribute to the success of Calibre. Calibre has reserved 9,000,000 shares of common stock for the plan. Option awards are generally granted with an exercise price equal to the market price of Calibre’s stock at the date of grant. No options were granted or exercised during the three month period ended June 30, 2006.

We granted a total of 650,000 nonvested options including options to purchase 50,000 shares of common stock at an exercise price of $.12 per share, and options to purchase 600,000 shares of common stock at an exercise price of $.24 per share. All nonvested options vest over a four year service period and expire 10 years after the date of grant. For the three month period ended June 30, 2006, Calibre recorded compensation expense of $10,251 to amortize the cost of nonvested options over the service period of the options.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield 0%, expected volatility of 57.99%, risk-free interest rate of 5.0%, and expected lives of 10 years. The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

A summary of Calibre’s nonvested shares as of June 30, 2006, and changes during the six months ended June 30, 2006, is presented below:

Nonvested Shares	Shares	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2006	650,000	$162,629
Granted	-
Vested	-	-
Forfeited	-
Nonvested at June 30, 2006	650,000	$162,629

As of June 30, 2006, there was $142,125 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 3.5 years. No shares vested or were exercisable during the six month period ended June 30, 2006.

Note 7. Warrants

Calibre’s warrants outstanding and exercisable as of June 30, 2006 are:

Exercise Price	Number of shares	Remaining life	Exercisable Number of Shares Remaining

$0.40	2,000,000	1.25 years	2,000,000
$0.75	10,000,000	1.25 years	9,600,000
$2.00	577,500	1.75 years	577,500
$2.75	5,780,000	1.75 years	5,780,000
	18,357,500		17,957,500

During the first quarter of 2006, 400,000 warrants were exercised on a cashless basis resulting in the issuance of 295,806 shares of common stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview - Plan of Operation

We are engaged in oil and natural gas exploration and exploitation activities in the Barnett Shale development in the Ft. Worth Basin located northern Texas and the Fayetteville Shale development in the Arkoma Basin located in Arkansas. We have a limited operating history as our predecessor company for financial reporting purposes was formed on August 17, 2005. We are engaged in the acquisition, exploitation and development of producing and non-producing oil and gas-shale (source rock) properties in selected producing basins in North America. Our oil and gas business commenced in August 2005. Our current activities are in the Barnett Shale development in Northern Texas and the Fayetteville Shale development in Arkansas.

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

Results of Operations for Six Months Period Ending June 30, 2006

We commenced our oil and gas operations in August 2005. Prior to that time we did not have any significant activities or assets. Consequently, we are not able to compare results of operations for the six months ended June 30, 2006 to any earlier period.

Net Sales.

For the six months ended June 30, 2006, our oil and gas net sales were $129,899. During the majority of the period we had only two wells on production. However, at the end of the period, three new wells started commercial production. We are still in the operational development stage of our exploration program. Accordingly, we do not expect to generate substantial revenues during the majority of 2006 until the completion of the initial stages of our drilling program.

General and Administrative Expenses.

For the six months ended June 30, 2006, general and administrative expenses were $1,346,222. A total of $215,132 was for costs associated with our general and administrative expenses, $420,810 was for professional fees principally associated with capital raising activities, and $710,280 was for compensation expense.

Net Loss.

For the six months ended June 30, 2006, we had a net loss of $1,260,633. The net loss is primarily attributable to minimal operating revenues to support general and administrative costs until such time as we achieve operating results from our drilling program.

Results of Operations for Three Months Period Ending June 30, 2006

We commenced our oil and gas operations in August 2005. Prior to that time we did not have any significant activities or assets. Consequently, we are not able to compare results of operations for the three months ended June 30, 2006 to any earlier period.

Net Sales.

For the three months ended June 30, 2006, our oil and gas net sales were $90,761. Three additional wells began producing at the end of period which resulted in an increased revenue rate in the three month period ending June 30, 2006. We are still in the operational development stage of our exploration program. Accordingly, we do not expect to generate substantial revenues during the majority of 2006 until the completion of the initial stages of our drilling program.

General and Administrative Expenses.

For the three months ended June 30, 2006, general and administrative expenses were $641,060. A total of $171,086 was for costs associated with our continuing general and administrative expense, $219,245 was for professional fees principally associated with capital raising activities, and $250,729 was for compensation expense for employees. During the period, we incurred higher professional expenses as a result of higher third party investor relation fees and higher legal and accounting fees due to the preparation and filing of our registration statement on Form SB-2 with the Securities and Exchange Commission.

Net Loss.

For the three months ended June 30, 2006, we had a net loss $587,020. Lower compensation expense and a slight improvement in revenues reduced the loss rate versus the prior period. The net loss is primarily attributable to minimal operating revenues to support general and administrative costs until such time as we achieve operating results from our drilling program.

Liquidity and Capital Resources

As of June 30, 2006, we had cash of $4,649,432 and working capital of $3,043,135. We expect to have monthly overhead costs of approximately $200,000 per month for the next twelve months. Since our inception, our primary sources of liquidity have been generated by the sale of equity securities (including the issuance of securities in exchange for goods and services to third parties and to pay costs of employees). To date, the net proceeds from the sales of securities have been used to fund our exploration programs and our general and administrative costs including substantial costs for the registration of our securities. Our future liquidity and our liquidity in the next twelve months depends on the success of our exploration programs and our continued ability to obtain sources of capital to fund our continuing development.

On October 31, 2005, we raised an aggregate of $8,000,000 ($7,243,056 net of offering costs) through the sale of 20,000,000 shares of common stock and warrants to purchase 10,000,000 shares of common stock at an exercise price of $0.75 and a term of 2 years. As of June 30, 2006, 400,000 warrants to purchase our common stock have been exercised on a cashless basis.

In March and April 2006, we raised an aggregate of $11,560,000 ($10,629,394 net of offering costs) through the sale of 5,780,000 shares of common stock and warrants to purchase 5,780,000 shares of common stock at an exercise price of $2.75 and a term of 2 years.

Cash flow from operating activities

For the six month period ending June 30, 2006, cash flow from operating activities was $308,594 primarily attributed to a net loss of $1,260,633 in the period offset by an increase in accounts payable of $1,433,603.

Cash flow from investing activities

For the six month period ending June 30, 2006, net cash used in investing activities was $8,394,305, driven primarily by our investment in oil and gas properties in the Ft. Worth Basin and an initial investment in properties in the Arkhoma Basin.

Cash flow from financing activities

For the six month period ending June 30, 2006, net cash provided by financing activities was $10,629,394, which was attributed to our sale of common stock and purchase warrants. At June 30, 2006, Calibre had received net proceeds from stock issuances of $10,629,394 (gross proceeds of $11,560,000 less $930,606 of offering costs).

Hedging

We did not hedge any of our oil or natural gas production during 2005 and have not entered into any such hedges from January 1, 2006 through the date of this filing.

Contractual Commitments

		Payments Due By Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years
Contractual Obligations
Operating Lease
Contract Obligations	$522,817	$190,257	$195,253	$137,307
Drilling Wells in Progress	$3,490,000	$3,490,000
Total	$4,012,817	$3,680,257	$195,253	$137,307

As of August 1, 2006, all of our drilling well obligations are associated with the Reichmann Petroleum project. Our contract obligations are associated with our office leases in Washington, D.C. and Houston, TX.

Off-Balance Sheet Arrangements

As of June 30, 2006, we had no off-balance sheet arrangements.

Related Party Transactions

We are party to a letter agreement with Kerogen Resources pursuant to which we are participating in the Reichmann project. During the six month period ending June 30, 2006, pursuant to such agreement we have paid $3,068,182 to Kerogen, including $1,706,539 in the three month period ending June 30, 2006. Kerogen then paid such amount to Reichmann Petroleum Corporation as reimbursement of operating expenses.

We have entered into a Participation Agreement with Kerogen Resources for the exploration and development of prospects in the South Fort Worth Basin. Pursuant to this agreement we are obligated to pay Kerogen Resources $597,000 for its identification of prospects; we have paid Kerogen Resources $500,000 of such amount to date, although no payments were made in the six months ending June 30, 2006 under this agreement. Additionally, during the six month period, we have advanced $1,184,154 to Kerogen for participation in leases in the Hill County area of Texas, including $517,517 in the three months ending June 30, 2006.

We have entered into a Participation Agreement with Kerogen Resources for the exploration and development of prospects in the Williston Basin. Pursuant to this agreement we are obligated to pay Kerogen Resources $638,600 for its identification of prospects; we have paid Kerogen Resources $550,000 of such amount to date. However, we made no payments to Kerogen during the six months ending June 30, 2006 in respect to this agreement.

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

We have a stock-based compensation plan, which is described more fully in Form 10-KSB/A for the period ended December 31, 2005 filed with the SEC. As permitted under generally accepted accounting principles, we accounted for the plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, stock-based employee compensation cost has been recognized, as all options granted under the plan had an exercise price less than the market value of the underlying common stock on the date of grant, see Form 10-KSB/A filed with the SEC for more information. The net loss at December 31, 2005 had compensation cost for the stock-based compensation plan been determined based on the grant date fair values of awards (the method described in FASB Statement No. 123, Accounting for Stock-Based Compensation), would have increased $372,965 or $.01 per share.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Market risk is the risk of loss arising from adverse changes in market rates and prices. We are exposed to risks related to increases in the prices of fuel and raw materials consumed in exploration, development and production. We do not engage in commodity price hedging activities.

Item 4. Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of June 30, 2006. Based on this evaluation, our chief executive officer, Prentis B. Tomlinson, Jr. and chief financial officer, O. Oliver Pennington, III have concluded that, as of June 30, 2006, our disclosure controls and procedures were effective, in that they ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are (1) recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and (2) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

In the period ending December 31, 2005 and the quarter ending on March 31, 2006, our management concluded that our disclosure controls and procedures were not effective. Changes in the internal controls were initially identified in the period ending December 31, 2005. We do not consider any of the internal control deficiencies to constitute a material weakness. During the previous periods, Calibre substantially increased its business activities. Over the last period ending June 30, 2006, Calibre improved its system of internal control over financial reporting during the fiscal quarter covered by this report by (1) initiating a plan to formalize accounting and disclosure procedures; (2) further developing our internal IT systems; (3) hiring additional personnel (4) engaging a third party provider of accounting, bookkeeping and IT services that specializes in oil and gas accounting; (5) performing additional reviews of our internal accounting information prior to review by our independent auditors to ensure that no items that would have a material affect or are reasonably likely to have a material affect on internal control over financial reporting will be identified prior to issuance of our reports.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Our management is not aware of any significant litigation, pending or threatened, that would have a significant adverse effect on our financial position or results of operations.

Item 2. Sales of Unregistered Securities and Use of Proceeds.

Recent Sales of Unregistered Securities. Set forth below is certain information concerning all issuances of securities by the Company during the fiscal quarter ended June 30, 2006 that were not registered under the Securities Act.

In March and April of 2006, Calibre completed a private placement to institutional and other accredited investors in which it sold 5,780,000 units. Each unit, composed of one share of common stock and a warrant to purchase a share of common stock, was sold at a price of $2.00. Aggregate gross proceeds to Calibre were $11,560,000. Offering costs were $930,606 and are reflected as a reduction in the proceeds. Calibre issued to the placement agents who assisted with the sale of the share and warrants, warrants to purchase 577,500 shares of Common Stock at a price of $2.00 per share. The shares of common stock and warrants were offered and sold pursuant to the exemption from registration afforded by Rule 506 under the Securities Act of 1933 (the “Securities Act”), Regulation S, and/or Section 4(2) of the Securities Act.

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

CALIBRE ENERGY, INC.
Registrant

Dated: August 14, 2006	By:	S/Prentis B. Tomlinson, Jr.
Prentis B. Tomlinson, Jr.
President and Chairman of the Board of Directors

Dated: August 14, 2006	By:	S/O. Oliver Pennington, III
O. Oliver Pennington, III
Chief Financial Officer

INDEX TO EXHIBITS

OF

CALIBRE ENERGY, INC.

Exhibit 31.1 *	Chief Executive Officer Certification Pursuant to Section 13a-14 of the Securities Exchange Act
Exhibit 31.2 *	Chief Financial Officer Certification Pursuant to Section 13a-14 of the Securities Exchange Act
Exhibit 32.1 *	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2 *	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
* Filed herewith.