Form 10KSB/A
period 2005-12-31
Calibre Energy, Inc.
filed 2006-08-28
CIK 1124074

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-KSB/A
Amendment No. 2

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

ITEM 1.DESCRIPTION OF BUSINESS

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

Developed and Undeveloped Leasehold. We have the following developed and undeveloped leasehold interests:

Developed Acreage

	Gross Leasehold	Net Leasehold
Reichmann Petroleum Corporation Project	303	33
Total	303	33

Undeveloped Acreage

	Gross Leasehold	Net Leasehold
Reichmann Petroleum Corporation Project	6,330	741
So. Ft. Worth Basin Project	11,711	3,162
Other Ft. Worth Basin	5,316	3,417
Williston Basin Project	0	0
Arkoma Basin	2,636	1,771
Total	26,296	9,124

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

The following is a summary of the material existing environmental, health and safety laws and regulations to which our business operations are subject.

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

Several of our officers are also employed as officers and directors for another company which may lead to conflicts of interest for these officers.

Several of our officers, including our President and CFO, are also employed as officers and/or directors of Standard Drilling, Inc., a company engaged in the business of drilling services. There exists a substantial possibility of a conflict of interest for those officers employed by Standard Drilling. arising from their employment by both us and Standard Drilling. As officers, these individuals will have a duty of loyalty to both companies, and a conflict will arise if we enter into any arrangements with Standard Drilling or if we and Standard Drilling engage, or attempt to engage, in the same businesses. In such cases, the officers may not be able to make decisions or take action that satisfies their obligations to both companies.

Employment of some of our officers by another company may limit the time they have available to devote to managing our business.

As noted above, several of our officers, including our President and CFO, are also employed as officers and/or directors of Standard Drilling, Inc. Because of the time required of them to manage Standard Drilling’s business, the officers may not be able to devote sufficient time to managing our business, and as a result our business and financial results could be adversely affected.

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

All capitalized costs of oil and gas properties, including the estimated future costs to develop proved reserves, are amortized on the unit-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects in progress are not amortized until proved reserves associated with the projects can be determined and are periodically assessed for impairment. If the results of an assessment indicate that the properties are impaired, such impairment is added to the costs being amortized and is subject to the ceiling test.

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

Calibre Energy, Inc.
Statement of Operations
For the Period from Inception (August 17, 2005) to December 31, 2005

Oil and Gas Revenue	$20,778

Operating expenses
Lease operating expense	14,684
Depletion expense	35,599
Compensation expense(including salaries, benefits and a non-cash option expense)	1,620,017
General and administrative (excluding compensation expense)	273,585,
Total operating expense	1,943,885

Loss from operations	1,923,107

Interest income	21,502
Interest expense	(46)
21,456

Net loss	$1,901,651

Earnings per share:
Basic and diluted	$(0.05)

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

All capitalized costs of oil and gas properties, including the estimated future costs to develop proved reserves, are amortized on the unit-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects in progress are not amortized until proved reserves associated with the projects can be determined and are periodically assessed for impairment. If the results of an assessment indicate that the properties are impaired, such impairment is added to the costs being amortized and is subject to the ceiling test.

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

Note 4. Income Taxes

Net deferred tax assets consist of the following components as of December 31, 2005:

Net operating loss	665,578

Less valuation allowance	(665,578)
Total	$-

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

Several of our officers, including our President and CFO, are also employed as officers and/or directors of Standard Drilling, Inc., a company engaged in the business of drilling services.

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

NOTE 10. - Asset Retirement Obligations

In accordance with SFAS 143, “Accounting for Asset Retirement Obligations” Calibre records the fair value of a liability for asset retirement obligations (“ARO”) in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. The present value of the estimated asset retirement cost is capitalized as part of the carrying amount of the long-lived asset and is depreciated over the useful life of the asset. Calibre accrues an abandonment liability associated with its oil and gas wells when those assets are placed in service. The ARO is recorded at its estimated fair value and accretion is recognized over time as the discounted liability is accreted to its expected settlement value. Fair value is determined by using the expected future cash outflows discounted at Calibre’s risk-free interest rate. No market risk premium has been included in Calibre’s calculation of the ARO balance. Calibre’s net ARO liability at December 31, 2005 is expected to approximate the salvage value of the properties.

NOTE 11 - Subsequent Events

Reverse Merger

On January 27, 2006, pursuant to an Amended and Restated Agreement and Plan of Reorganization dated as of January 17, 2006 by and among Hardwood Doors and Milling Specialties, Inc., a Nevada corporation (”Hardwood”), Calibre Acquisition Co., a Delaware corporation (“Merger Sub”), and Calibre Energy, Inc., a Delaware corporation (“Calibre Energy Delaware”), ( the “Merger Agreement”), Merger Sub was merged with and into Calibre Energy Delaware, and Calibre Energy Delaware became a wholly-owned subsidiary of Hardwood (the “Merger”). As a result of the Merger, Hardwood, which previously had no material operations, acquired the business of Calibre Energy Delaware. For accounting purposes, this reorganization was treated as a reverse merger, with Calibre Energy, Inc. being the accounting acquirer and the go-forward financial statements reflect Calibre’s history from its inception on August 17, 2005.

Each outstanding share of common stock of Calibre Energy Delaware was converted into one share of common stock of Hardwood. All outstanding options and warrants to purchase common stock of Calibre Energy Delaware were assumed by Calibre and converted into options and warrants to purchase an equal number of shares of common stock of Hardwood. The Merger resulted in a change of control of Hardwood, with the former security holders of Calibre Energy Delaware owning approximately 93.0% of Hardwood’s outstanding common stock, or approximately 93.7% assuming the exercise of all outstanding options and warrants, following the closing of the Merger.

In the Merger, Hardwood issued 47,000,000 shares of its common stock in exchange for 47,000,000 shares of common stock of Calibre Energy Delaware and reserved for issuance (1) 10,000,000 shares of common stock pursuant to outstanding warrants to purchase common stock of Calibre Energy Delaware that were assumed by Hardwood, and (2) 6,425,000 shares of common stock pursuant to outstanding options to purchase common stock of Calibre Energy Delaware pursuant to the Calibre Energy, Inc. 2005 Stock Incentive Plan that were assumed by Hardwood. In connection with the Merger, Calibre paid Hardwood $100,000 as a deposit pursuant to the Merger Agreement. A condition to the Merger was an agreement by the then principal stockholder of Hardwood to cancel, immediately prior to the Merger, 19,575,000 outstanding shares of common stock of Hardwood that had been issued to the principal shareholder. In consideration of such cancellation, Hardwood paid the principal shareholder $100,000, and Calibre recognized recapitalization expense of $100,000. The then principal shareholder of Hardwood also assumed the net liabilities of Hardwood. As a result of the Merger, Hardwood has 50,525,000 shares of common stock issued and outstanding and an additional 18,425,000 shares of common stock reserved for issuance as described above.

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

ITEM 8A. Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 31, 2005. Based on this evaluation, our chief executive officer and chief financial officer have concluded that, as of December 31, 2005, our disclosure controls and procedures were not effective. Our conclusion was based on (1) our lack of systematic accounting and disclosure procedures, (2) the initial stages of the development of our IT systems, (3) the hiring and development of new personnel and (4) the number of adjustments identified by our independent auditors during the course of their review. Changes in our internal controls over financial reporting occurred in the previous period. We do not consider any of the internal control deficiencies to constitute a material weakness. We attribute all of the identified weaknesses to the formative stage of our organizational development. We currently lack the personnel resources to ensure that our disclosure controls and procedures are adequate. We are addressing the procedural and control issues by adding more formalized accounting procedures and IT systems and by developing and adding to our personnel in the reporting and control area.

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

The employment agreement with each of these employees states the employee must devote at least fifty percent (50%) of his full business time, attention and energies to the business of the Company and shall not be engaged in any other business activity, whether or not pursued for gain, profit or other pecuniary advantage, which would impair his ability to fulfill his duties to the Company under this Agreement, without the prior written consent of the Board. As disclosed herein, each of these officers and employees is concurrently serving as an officer or employee of Standard Drilling, Inc. Such service has been approved by the Company’s Board of Directors.

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

Several of our officers, including our President and CFO, are also employed as officers and/or directors of Standard Drilling, Inc., a company engaged in the business of drilling services. Serving as an officer and/or director for both companies limits the amount of time available to be devoted by them to managing our business. On average such officers devote approximately 35 hours per week to each company; however the actual amount devoted to managing either company fluctuates from week to week depending upon the needs and activities of each company. We do not believe that the dual employment of our officers, and the resulting potential limitations on available time, has negatively affected our business. As our business develops, we anticipate engaging additional management.

The dual obligations also create a risk of a conflict of interest for those officers. We intend to appoint two or more new directors who will be independent directors. To the extent conflicts of interest do arise, we intend to have future conflicts of interest reviewed and resolved by special board committee made up of independent directors. We are in the process of identifying individuals who may serve as independent directors.

We anticipate engaging Standard Drilling to provide us with drilling services. The terms of any such engagement will be reviewed and approved or rejected by the special committee of independent directors. We expect the terms of any such agreement to be no less favorable to us than those terms which may have been obtained from unrelated third parties. When appropriate, we will obtain competing bids from other drilling service companies, and may engage them to provide drilling services.

We share facilities and some overhead costs with Standard Drilling in Washington D.C. and are finalizing a service agreement pursuant to which Standard Drilling will pay us for office space and supplies, secretarial services and any other services we provide to them in sharing the Washington D.C. office space. The average monthly payment by Standard Drilling to us under the services agreement is expected to be approximately $20,000. The services agreement may be terminated by either party on 30 days notice.

We believe all of the transactions with related parties have been on terms no less favorable to us than those terms which may have been obtained from unrelated third parties.

In addition, Mr. O. Oliver Pennington, our Chief Financial Officer, is our President’s son-in-law.

PRO FORMA
FINANCIAL INFORMATION
Unaudited

IMPORTANT NOTICE:

The following unaudited Pro Forma financial information of Calibre Energy, Inc. (“Calibre”) and Hardwood Doors & Milling Specialities, Inc. (“Hardwood”) set forth a post merger snapshot of the combined balance sheet at December 31, 2005 as though the merger had occurred as of the balance sheet date. Hardwood had no significant operations; therefore, no pro forma statement of operations is presented. The Pro Forma transactions presented are required by the merger agreement or by accounting principles to be completed upon the completion of the reverse acquisition.

Pro Forma Balance Sheet
December 31, 2005
(unaudited)

				Adjustments			ProForma Combined
Assets	CEI	Hardwood		Debit		Credit
Current Assets
Cash	$2,105,749	$100,872			(5)	$100,872	$2,105,749
Accounts Receivable	33,960						33,960
Notes receivable	300,000	—					300,000
Other current assets	104,100	—			(4)	100,000	4,100
Total current assets	$2,543,809	100,872				200,872	2,443,809

Noncurrent Assets
Oil and gas properties, using full cost method	5,308,881						5,308,881
Furniture and office equipment	121,778	—					121,778
Less accumulated depreciation, depletion, amortization and impairment	(35,599)	—					(35,599)
Net property, furniture and office equipment	5,395,060	—					5,395,060

Total assets	$7,938,869	$100,872				$200,872	$7,838,869

Liabilities and Shareholders’ Equity

Current Liabilities
Accounts payable- trade	946,852						946,852
Accounts payable- employees	98,630						98,630
Stock payable		100,000	(5)	100,000			—
Accrued expenses	20,482	12,511	(5)	12,511			20,482
Note Payable - Stockholder	- -	10,000	(5)	10,000			—
Total liabilities	1,065,964	$122,511		122,511			1,065,964

Shareholders’ Equity
Preferred stock	—	—					—
Common stock	47,000	23,100	(2)	19,575	(1)		50,525
Additional paid-in capital	8,727,556	124,900	(1)		(2)	19,575	8,702,392
			(3)	169,639
Accumulated deficit	(1,901,651)	(169,639)	(4)	100,000	(3)	169,639	(1,980,012)
					(5)	21,639
Total shareholders’ equity	6,872,905	(21,639)					6,772,905

Total liabilities and shareholders’ equity	$7,938,869	$$100,872		$411,725		$210,853	$7,838,869

Notes

(1)	Merger agreement provides for the cancellation of 19,575,000 shares of Hardwood common stock.

(2)	As a result of reverse merger accounting, additional paid in capital of Hardwood is eliminated.

(3)	As a result of the reverse merger accounting, the Hardwood’s accumulated deficit is eliminated.

(4)	Represents the cost of the merger to Calibre of $100,000 reflected in recapitalization expense.

(5)	Represents the net liabilities assumed by the principal shareholder of Hardwood of $21,639 included in Hardwood’s balance sheet.

ITEM 13. EXHIBITS.

(a)	Exhibits. The following exhibits of Calibre are included herein.

Exhibit No.	Description
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

Item 14. Principal Accountant Fees and Services

Audit Fee

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

Date: August 24, 2006	CALIBRE ENERGY, INC. By: / s/ Prentis B. Tomlinson, Jr. Prentis B. Tomlinson, Jr. Chief Executive Officer By : /s/ O. Oliver Pennington III O. Oliver Pennington III Chief Financial Officer

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: August 24, 2006	By: /s/ Prentis B. Tomlinson, Jr. Prentis B. Tomlinson, Jr. Director

By: /s/ Edward L. Moses Edward L. Moses Director

By: /s/ W. Richard Anderson W. Richard Anderson Director