Form 10QSB/A
period 2006-03-31
Calibre Energy, Inc.
filed 2006-08-28
CIK 1124074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB/A

(Amendment No.2)

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

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes _X_   No  __

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes __    No _X_

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  __   No _X_

As of March 31, 2006, 53,980,806 shares of common stock were outstanding.

CALIBRE ENERGY, INC. QUARTERLY REPORT ON FORM 10-QSB
FOR THE QUARTERLY PERIOD ENDED

March 31, 2006

i

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

Calibre Energy, Inc.
Consolidated Statement of Operations
For the Three Months Ended March 31, 2006
(unaudited)

Revenue	$ 39,342

Operating expenses
Lease operating expense	9,296
Depletion expense	14,332
Compensation expense	155,006
Professional fees	246,568
General and administrative (excluding compensation expense)	311,866
Total operating expense	737,068

Loss from operations	(697,726)

Interest income	24,114

Net loss	$(673,612)

Earnings per share:
Basic and diluted	$(0.01)

Weighted average shares outstanding	49,755,558

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

Calibre Energy, Inc.
Consolidated Statement of Cash Flows
For the Three Months Ended March 31, 2006
(Unaudited)

Cash Flows from Operating Activities
Net loss	$(673,612)
Adjustments to reconcile net loss to net cash provided by operating activities:
Noncash recapitalization expense	100,000
Accretion of stock option expense	10,253
Depreciation and depletion expense	32,032
Changes in working capital components:
(Increase) in accounts receivable	(5,512)
(Increase) in other current assets	(2,145)
(Increase) in other assets	(11,100)
Increase in accounts payable	397,885
Increase in accrued expense	10,253
Net cash (used in) operating activities	(141,946)

Cash Flows from Investing Activities
Additions to oil and gas properties	(3,259,135)
Additions to furniture, office equipment and leasehold improvements	(160,608)
Receipts on notes receivable	300,000
Disbursements on note receivable	(350,000)
Net cash (used in) investing activities	(3,469,743)

Cash Flows from Financing Activities
Proceeds from sale of common stock	5,814,594
Net cash provided by financing activities	5,814,594

Net increase in cash	2,202,905

Cash
Beginning of period	2,105,749
End of period	$4,308,654

Supplemental cash flow information:
Interest paid	-

CALIBRE ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.  -  Basis of Presentation

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

General and Administrative Expenses.

For the three months ended March 31, 2006, general and administrative expenses were $713,440. A total of $311,866 was for actual costs associated with our general and administrative expense, $246,568 was for professional fees, and $155,006 was for compensation expense.

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

On March 24, 2006, we loaned $350,000 to Standard Drilling, Inc., a private Drilling Company based in Houston, TX., pursuant to a loan bearing interest at 4% per annum.  On April 7, 2006 Standard Drilling, Inc. repaid us $350,544.54, the full amount of the loan with all interest due.  Mr. Tomlinson, our President, controls a limited liability company that, at the time of the loan, owned 53% of Standard Drilling, Inc. and serves as its Chairman and CEO. .

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

Item 4.     Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of March 31, 2006. Based on this evaluation, our chief executive officer and chief financial officer have concluded that, as of March  31, 2006, our disclosure controls and procedures were not effective. Our conclusion was based on (1) our lack of systematic accounting and disclosure procedures, (2) the initial stages of the development of our IT systems, (3) the hiring and development of new personnel and (4) the number of adjustments identified by our independent auditors during the course of their review. Changes in the internal controls initially occurred in the previous period. We do not consider any of the internal control deficiencies to constitute a material weakness. We attribute all of the identified weaknesses to the formative stage of our organizational development. We currently lack the personnel resources to ensure that our disclosure controls and procedures are adequate. We are addressing the procedural and control issues by adding more formalized accounting procedures and IT systems and by developing and adding to our personnel in the reporting and control area.

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

CALIBRE ENERGY, INC.
Registrant

Dated: August 24, 2006	By:	/s/ Prentis B. Tomlinson, Jr.
Prentis B. Tomlinson, Jr.
President and
Chairman of the Board of Directors

Dated: August 24, 2006	By:	/s/ O. Oliver Pennington
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