Form 10KSB/A
period 2005-12-31
Calibre Energy, Inc.
filed 2006-10-04
CIK 1124074

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-KSB/A
Amendment No. 3

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

As noted above, several of our officers, including our President and CFO, are also employed as officers and/or directors of Standard Drilling, Inc. Our employment agreements with these officers require them to devote such time to managing our business as is reasonably necessary to perform their duties under the employment agreement but do not specify a specific number of hours or percentage of time. Further, the officers have significant discretion on a day to day basis as to whether to devote time to the management of our business or management of Standard Drilling's business. Because of the time required of these officers to manage Standard Drilling's business, they may not devote sufficient time to managing our business, and as a result our business and financial results could be adversely affected. These officers also serve on our Board of Directors, and they also directly or indirectly control the voting of approximately 38% of our outstanding common stock.

There is a high demand for leases and drilling rigs in the areas of our operation and we may not be able to obtain leases or access to rigs at rates that permit us to be profitable or at all.

Increases in oil and natural gas prices have resulted in a significant increase in demand for both oil and gas leases and drilling rigs. As a result, the cost of both leases and rigs has increased substantially. In particular the demand for rigs has made it difficult in some instances to obtain such service without significant advance schedulings. If we cannot obtain leases to oil and gas properties and rigs when needed and at reasonable rates, or at all, we may not be able to complete exploration and development and commence production in a timely manner. As a result, our associated costs could be substantially higher, we may lose our rights to some leases and our business and financial results may be adversely affected.

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

ITEM 8A. Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 31, 2005. Based on this evaluation, our chief executive officer and chief financial officer have concluded that, as of December 31, 2005, our disclosure controls and procedures were not effective. Our conclusion was based on (1) our lack of systematic accounting and disclosure procedures, (2) the initial stages of the development of our IT systems, (3) the hiring and development of new personnel and (4) the number of adjustments identified by our independent auditors during the course of their review. Changes in our internal controls over financial reporting occurred in the fourth quarter 2005 that materially affected our internal control over financial reporting. We currently lack the personnel resources to ensure that our disclosure controls and procedures are adequate. We are addressing the procedural and control issues by adding more formalized accounting procedures and IT systems and by developing and adding to our personnel in the reporting and control area.

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

The employment aggreement with each of these employees requires them to devote such of his business time, attention and energies to the business of the Company as are reasonably necessary to perform his duties under this Agreement. The agreements also restrict the employee from engaging in any other business activity, whether or not pursued for gain, profit or other pecuniary advantage, which would impact his ability to fulfill his duties to the Company under this Agreement, without the prior written consent of the Board. As disclosed herein, each of these officers and employees is concurrently serving as an officer or employee of Standard Drilling, Inc. Such service has been approved by the Company's Board of Directors.

As of February 14, 2006, Mr. Tomlinson, Mr. Moses, Mr. Pennington and Mr. Frey are also employed by Standard Drilling, Inc. and serve as its Chairman, President, CFO and controller, respectively. As a result, each of these officers devote some of their business time to the management of Standard Drilling, Inc. The amount of time devoted to the management of our business and the management of Standard Drilling's business by each of these officers fluctuates from day to day and week to week. An officer may devote his time exclusively to the management of Standard Drilling for a period of time. Each of the officers has significant discretion as to whether to devote time to management of the Company's business or to management of Standard Drilling's business.

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

Several of our officers, including our President and CFO, are also employed as officers and/or directors of Standard Drilling, Inc. a company engaged in the business of drilling services. As a result, each of these officers devotes some of their business time to the management of Standard Drilling, Inc. The amount of time devoted to the management of our business and the management of Standard Drilling's business by each of these officers fluctuates from day to day and week to week. An officer may devote his time exclusively to the management of Standard Drilling for a period of time. Each of the officers has significant discretion as to whether to devote time to management of the Company's business or to management of Standard Drilling's business.

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

10.14	Form of Stock Purchase Warrant dated April 18, 2006.
10.15	Registration Rights Agreement dated April 18, 2006.
23.1	Consent of Malone & Bailey, P.C.
23.3	Consent of Ryder Scott Company, L.P.
31.1*	Chief Executive Officer Certification Pursuant to Section 13a-14 of the Securities Exchange Act
31.2*	Chief Financial Officer Certification Pursuant to Section 13a-14 of the Securities Exchange Act
32.1*	Certification of the CEO, pursuant to 18 U.S.C. §§ 1350 as adopted pursuant to §§ 906 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the CFO, pursuant to 18 U.S.C. §§ 1350 as adopted pursuant to §§ 906 of the Sarbanes-Oxley Act of 2002
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

Date: October 3, 2006	CALIBRE ENERGY, INC. By: / s/ Prentis B. Tomlinson, Jr. Prentis B. Tomlinson, Jr. Chief Executive Officer By : /s/ O. Oliver Pennington III O. Oliver Pennington III Chief Financial Officer

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: October 3, 2006	By: /s/ Prentis B. Tomlinson, Jr. Prentis B. Tomlinson, Jr. Director

By: /s/ Edward L. Moses Edward L. Moses Director

By: /s/ W. Richard Anderson W. Richard Anderson Director