Form 10QSB/A
period 2006-03-31
Calibre Energy, Inc.
filed 2006-10-04
CIK 1124074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB/A

(Amendment No.3)

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

Several of our officers, including our President and CFO, are also employed as officers and/or directors of Standard Drilling, Inc., a company engaged in the business of drilling services. As a result, each of these officers devotes some of their business time to the management of Standard Drilling, Inc. The amount of time devoted to the management of our business and the management of Standard Drilling’s business by each of these officers fluctuates from day to day and week to week. An officer may devote his time exclusively to the management of Standard Drilling for a period of time. Each of the officers has significant discretion as to whether to devote time to management of the Company’s business or to management of Standard Drilling’s business.

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

Item 4.     Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of March 31, 2006. Based on this evaluation, our chief executive officer and chief financial officer have concluded that, as of March  31, 2006, our disclosure controls and procedures were not effective. Our conclusion was based on (1) our lack of systematic accounting and disclosure procedures, (2) the initial stages of the development of our IT systems, (3) the hiring and development of new personnel and (4) the number of adjustments identified by our independent auditors during the course of their review. Changes in the internal controls initially occurred in fourth quarter 2005 that materially affect our internal control over financial reporting. We attribute all of the identified weaknesses to the formative stage of our organizational development. We currently lack the personnel resources to ensure that our disclosure controls and procedures are adequate. We are addressing the procedural and control issues by adding more formalized accounting procedures and IT systems and by developing and adding to our personnel in the reporting and control area.

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

CALIBRE ENERGY, INC.
Registrant

Dated: October 3, 2006	By:	/s/ Prentis B. Tomlinson, Jr.
Prentis B. Tomlinson, Jr.
President and
Chairman of the Board of Directors

Dated: October 3, 2006	By:	/s/ O. Oliver Pennington
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