Form 10QSB/A
period 2006-06-30
Calibre Energy, Inc.
filed 2006-10-04
CIK 1124074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB/A
Amendment No. 1

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

Calibre Energy, Inc.
Consolidated Statement of Operations
For the Three Months and Six Months Ended June 30, 2006
(unaudited)
	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006

Revenue
Oil & Gas Sales	$90,761	$129,899
Total revenue	90,761	129,899

Operating expenses
Lease operating expense	19,969	16,430
Severance and ad valorem taxes	6,846	10,063
Depletion expense	53,448	85,479
Compensation expense	250,729	610,280
Professional fees	219,245	420,810
General and administrative (excluding compensation expense and professional fees)	171,086	315,132
Total operating expense	721,323	1,458,194

Loss from operations	(630,562)	(1,328,295)

Interest income	43,542	67,663

Net loss	$(587,020)	$(1,260,633)

Earnings per share:
Basic and diluted	$(0.01)	$(0.01)

Weighted average shares outstanding	56,705,704	49,755,558

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

General and Administrative Expenses.

For the six months ended June 30, 2006, general and administrative expenses were $1,346,222. A total of $315,132 was for costs associated with our general and administrative expenses, $420,810 was for professional fees principally associated with capital raising activities, and $610,280 was for compensation expense.

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

In the period ending December 31, 2005 and the quarter ending on March 31, 2006, our management concluded that our disclosure controls and procedures were not effective. Changes in the internal controls were initially identified in the fourth quarter 2005 that materially affected our internal control over financial reporting. During the previous periods, Calibre substantially increased its business activities. Over the last period ending June 30, 2006, Calibre improved its system of internal control over financial reporting during the fiscal quarter covered by this report by (1) initiating a plan to formalize accounting and disclosure procedures; (2) further developing our internal IT systems; (3) hiring additional personnel (4) engaging a third party provider of accounting, bookkeeping and IT services that specializes in oil and gas accounting; (5) performing additional reviews of our internal accounting information prior to review by our independent auditors to ensure that no items that would have a material affect or are reasonably likely to have a material affect on internal control over financial reporting will be identified prior to issuance of our reports.

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