Form 10QSB
period 2006-09-30
Calibre Energy, Inc.
filed 2006-11-14
CIK 1124074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-50830

CALIBRE ENERGY, INC.
(Exact name of registrant as specified in its charter)

Nevada	88-0343804
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

1667 K Street NW, Suite 1230
Washington, DC
(Address of principal executive offices)

20006
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

Yes _X__ No  _

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes   No X_

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   No X_

As of October 31, 2006, 58,350,806 shares of common stock were outstanding.

CALIBRE ENERGY, INC. QUARTERLY REPORT ON FORM 10-QSB

FOR THE QUARTERLY PERIOD ENDED

September 30, 2006

PART I - FINANCIAL INFORMATION

Calibre Energy, Inc.
Consolidated Balance Sheets (Unaudited)

	September 30,	December 31,
	2006	2005

Assets
Current Assets
Cash	$3,409,807	$2,105,749
Accounts receivable -
Oil and gas sales	262,159	33,960
Related party	175,288	300,000
Prepaid expenses and other	121,782	104,100

Total current assets	3,969,036	2,543,809

Noncurrent Assets
Oil and gas properties, using full cost method
Properties subject to amortization	7,258,594	830,646
Properties not subject to amortization	10,780,675	4,478,235
Furniture and office equipment	401,751	121,778
Less: Accumulated depreciation, depletion, and amortization	(549,607)	(35,599)
Net property, furniture and office equipment	17,891,413	5,395,060
Advances to operator-related party	520,723	-
Investments-equity method	87,500	-
Other assets	34,755	-

Total assets	$22,503,427	$7,938,869

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable - trade	1,223,464	946,852
Accounts payable - related party	846,876	-
Accounts payable - employees		98,630
Accrued expenses	141,966	20,482
Total liabilities	2,212,306	1,065,964

Shareholders’ Equity
Preferred stock; $.001 par value; 10,000,000 authorized; none issued		-
Common stock; $.001 par value; 100,000,000 authorized; 58,350,806 and 47,000,000 issued and outstanding at September 30, 2006, and December 31, 2005, respectively	58,351	47,000
Additional paid-in capital	24,199,329	8,727,556
Accumulated deficit	(3,966,559)	(1,901,651)
Total shareholders’ equity	20,291,121	6,872,905

Total liabilities and shareholders’ equity	$22,503,427	$7,938,869

Calibre Energy, Inc.
Statements Of Operations
For the Three and Nine Months Ended September 30, 2006 and
for the Period from August 17, 2005 (Inception) to September 30, 2005
(Unaudited)

	Three Months Ended	Nine Months Ended	Period from August 17, 2005(Inception) until September 30,
	September 30, 2006	September 30, 2006	2005

Revenue:
Oil & gas sales	$245,262	$375,161	$-

Expenses:
Lease operating	99,655	116,085	-
Severance and ad valorem taxes	18,421	28,485	-
Depreciation, depletion and amortization	428,527	514,008	-
Compensation expense	321,810	855,221	1,443,250
Professional fees	243,699	860,896	607
General and administrative	(39,008)	156,606	9,160
	1,073,104	2,531,301	1,453,017

Net Income (Loss) From Operations	(827,843)	(2,156,140)	(1,453,017)

Interest income	23,569	91,231	1,731

Net Income (Loss)	(804,274)	(2,064,909)	(1,451,286)

Earnings per share:	$(0.01)	$(0.04)	$(0.04)
Basic and diluted

Weighted average shares outstanding	56,704,747	54,300,690	34,691,730

Calibre Energy, Inc.
Consolidated Statement of Shareholders’ Equity
For the Nine Months Ended September 30, 2006
(Unaudited)

	Common Stock		Additional
			Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2005	47,000,000	$47,000	$8,727,556	$(1,901,651)	$6,872,905

Issuance of common stock for reverse merger	3,525,000	3,525	(3,525)		-

Issuance of common stock for cash, net of offering costs	3,160,000	3,160	5,811,434		5,814,594

Cashless exercise of warrants	295,806	296	(296)		-

Option expense			10,253		10,253

Net loss				(673,612)	(673,612)

Balance, March 31, 2005	53,980,806	$53,981	$14,545,422	$(2,575,263)	$12,024,140

Issuance of common stock for cash, net of offering costs	2,620,000	2,620	4,812,180		4,814,800

Option expense			10,251		10,251

Net loss				(587,020)	(587,020)

Balance, June 30, 2006	56,600,806	$56,601	$19,367,853	$(3,162,283)	$16,262,171

Exercise of warrants	1,750,000	1,750	4,810,750		4,812,500

Option expense			20,726		20,726

Net loss				(804,274)	(804,274)

Balance, September 30, 2006	58,350,806	$58,351	$24,199,329	$(3,966,559)	$20,291,121

Calibre Energy, Inc.
Consolidated Statement of Cash Flows
For the Nine Months Ended September 30, 2006
and for the Period from August 17, 2005 (Inception) until September 30, 2005
(Unaudited)
	2006	2005

Cash Flows from Operating Activities
Net loss	$(2,064,908)	$(1,451,286)
Adjustments to reconcile net loss to net cash provided by operating activities:
Noncash recapitalization expense	100,000	-
Accretion of stock option expense	41,230	1,470,250
Depreciation and depletion expense	514,008	-
Changes in working capital components:
(Increase) in accounts receivable	(403,487)	-
(Increase) in other current assets	(117,683)	-
(Increase) in accounts payable	(191,324)	246,743
Increase in accrued expense	121,484	-
Net cash (used in) operating activities	(2,000,680)	265,707

Cash Flows from Investing Activities
Additions to oil and gas properties	(12,034,930)	(650,000)
Additions to furniture, office equipment, other assets and leasehold improvements	(314,728)	(60,228)
Investment in Potomac Energy	(87,500)	-
Receipts on notes receivable	650,000	-
Disbursements on note receivable	(350,000)	-
Net cash (used in) investing activities	(12,137,158)	(710,228)

Cash Flows from Financing Activities
Proceeds from sale of common stock	15,441,896	2,803,556
Net cash provided by financing activities	15,441,896	2,803,556

Net increase in cash	$1,304,058	$2,359,035

Cash
Beginning of period	2,105,749	-
End of period	3,409,807	2,359,035

Supplemental cash flow information:
Interest paid	-	-
Income taxes paid	-	-

CALIBRE ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.   Basis of Presentation

The accompanying unaudited interim financial statements of Calibre Energy, Inc. (“Calibre”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Calibre’s annual report filed with the SEC on Form 10K-SB/A for the period ending December 31, 2005. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2005 as reported in Form 10K-SB/A, have been omitted.

Certain reclassifications have been made to amounts in prior periods to conform with the current period presentation.

Note 2.   Organization and Business Operations

Calibre is an exploration and production company focused on the acquisition, exploitation and development of high quality, long-lived producing and non-producing fractured gas and oil shale properties in selected producing basins in North America and in anunexplored region of the Arbil Province of Kurdistan, Iraq. Headquartered in Washington, DC and Houston, Texas, Calibre is a Nevada corporation that was formed on August 17, 2005.

Calibre intends to expand and develop our exploration and production business and reserves by initially emphasizing the identification and development of shale gas opportunities in the Barnett Shale and the Fayetteville Shale and the development of an unexplored area of Kurdistan, Iraq. Calibre has identified that the Mississippian developments of the Barnett Shale in the Ft. Worth Basin and the Fayetteville Shale development in the Arkoma Basin and the Bina-Bawi project in Arbil Province of Kurdistan provide the greatest near term economic value. Calibre is currently participating in three projects with Kerogen Resources, Inc., a privately held exploration and production company located in Houston, Texas. The projects are the Reichmann Petroleum project, South Ft. Worth Basin project and Williston Basin project.  Calibre also has acquired 10% participating interest in an Exploration and Production Sharing Agreement with the Kurdish Regional Government in Kurdistan, Iraq, pursuant to a joint operating agreement with Hawler Energy, Ltd (Bina-Bawi Project).

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

During the period from inception (August 17, 2005) to September 30, 2005, Calibre recognized $1,416,250 in share-based compensation expense. If compensation cost for our share-based compensation plan been determined consistent with SFAS No. 123R, Calibre's net income and earnings per share would have been reduced to the following pro forma amounts:

Period from Inception (August 17, 2005) to September 30, 2005
Net loss, as reported	$1,451,286
Add: Stock based intrinsic value included in report loss	1,416,250
Less: Total stock-based employee compensation expense determined under the fair value based method for all awards	(1,549,446)
Pro-forma net loss	$1,584,482
Basis and diluted net loss per share As reported	$(0.04)
Pro-forma	$(0.05)

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield $0, expected volatility of 58%, risk-free interest rate of 5.0%, and expected lives of 10 years.

Investments

Investments are accounted for under the equity method in circumstances where we are deemed to not exercise significant influence over the operations of the investee. Under the equity method, we recognize our share of the investee’s earnings and losses in our consolidated statements of operations.

Included in investments at September 30, 2006 is an equity investment of $87,500. This investment has been accounted for under the equity method.

Note 4.   Going Concern

As shown in the accompanying financial statements, Calibre has incurred operating losses since inception and expects to continue to incur losses for the next twelve months. Calibre’s business plan requires substantial capital investment prior to achieving sufficient positive cash flow to sustain its operations. Future profitability is dependent on the success of its exploration programs. These factors raise substantial doubt about its ability to continue as a going concern. Calibre’s ability to achieve and maintain profitability and positive cash flow is dependent upon Calibre’s ability to locate profitable properties, generate revenue from their planned business operations, and control exploration cost. Management plans to fund its future operations from additional financings and commercial production of its exploration programs. However, there is no assurance that Calibre will be able to obtain additional financing from investors or private lenders and, if available, such financing may not be on commercial terms acceptable to Calibre or its shareholders or that our exploration programs will be successful.

Note 5.   Related Party Transactions

Calibre participates in certain oil and gas prospects with Kerogen Resources (“Kerogen”) in which Kerogen has identified and offered participation to Calibre. Calibre’s CEO owns approximately 16% of Kerogen.

Calibre is party to a letter agreement with Kerogen for participation in the Reichmann project. During the nine month period ending September 30, 2006, pursuant to such agreement we have paid $4,890,123 to Kerogen, including $1,770,240 in the three month period ending September 30, 2006. Kerogen then paid such amount to Reichmann Petroleum Corporation as reimbursement of capital and operating expenses.

Calibre has entered into a Participation Agreement with Kerogen for the exploration and development of prospects in the South Ft. Worth Basin. Calibre is obligated to pay Kerogen $597,000 for its identification of prospects; Calibre has paid Kerogen $500,000 of such amount through September 30, 2006, although no payments were made in the three month period ending September 30, 2006 under this agreement. Additionally, Calibre has advanced $1,822,427 to Kerogen for participation in leases in the Hill County area of Texas, including $638,273 in the three months ended September 30, 2006.

Calibre has entered into a Participation Agreement with Kerogen for the exploration and development of prospects in the Williston Basin. Calibre is obligated to pay Kerogen $638,600 for its identification of prospects; Calibre has paid Kerogen $550,000 of such amount through September 30, 2006, although, no payments were made to Kerogen during the three month period ending September 30, 2006 under this agreement.

Calibre has entered into a Joint Operating Agreement ("JOA") with Hawler Energy, Ltd ("Hawler"), a wholly owned subsidiary of Prime Natural Resources.  W. Richard Anderson, a Director of Calibre, is the CEO of Prime Natural Resources. The JOA with Hawler makes the Company party to and gives the Company a 10% interest in an Exploration and Production Sharing Agreement with the Kurdish Regional Government for the exploration and development of the Bina Bawi prospect. Calibre is obligated to pay Hawler $5,500,000; Calibre has paid Hawler $2,000,000 of such amount during the three month period ending September 30, 2006.

Calibre shares facilities and some overhead costs with Standard Drilling, Inc.("Standard Drilling"),  a related partner that has certain common executive officers, in Washington D.C. Calibre has entered into a service agreement pursuant to which Standard Drilling will pay Calibre for office space and supplies, use of office equipment, secretarial services and any other services Calibre provide to Standard Drilling in sharing the Washington D.C. office space. Standard Drilling reimburses Calibre for 50% of the costs of the health insurance provided to officers who are employed by both companies. The average payment by Standard Drilling to Calibre under the services agreement is expected to be $70,000 per quarter for 2006 and will be reviewed for any potential adjustment in January 2007. The services agreement may be terminated by either party on 30 days notice.

Potomac Energy, LLC (“Potomac”) is a joint venture entity formed by Calibre and Standard Drilling to acquire software licenses and data sufficient to build and maintain a land title database that will cover a portion of the Ft. Worth Basin in north central Texas. Calibre and Standard Drilling each own 50% of Potomac, and each contributed $87,500 to Potomac in the quarterly period ended September 30, 2006. Calibre and Standard Drilling will share 50/50 in all costs of Potomac. Each Company will have access to the Potomac database. In addition, Calibre will have a right to participate in 50% of any prospect generated by the database. Potomac had no other activities in the period ended September 30, 2006 other than the purchase of software and has no assets other than the software. Potomac is governed by a two person board comprised of one representative of Calibre and one representative of Standard Drilling. William B. Nunnallee ,Calibre’s Vice President of Land, serves as an officer and director of Potomac.

Calibre believes all of the transactions with related parties have been on terms no less favorable to it than those terms which may have been obtained from unrelated third parties.

Note 6.  2005 Stock Incentive Plan

Calibre adopted the 2005 Stock Incentive Plan (the “Plan”) in October 2005. Under the Plan, options may be granted to key employees and other persons who contribute to the success of Calibre. Calibre has reserved 9,000,000 shares of common stock for the plan. Option awards are generally granted with an exercise price equal to the market price of Calibre’s stock at the date of grant. No options were exercised during the three month period ended September 30, 2006.

During the three month period ended September 30, 2006, Calibre issued 100,000 incentive stock options to an employee of Calibre with an exercise price of $2.10. These options expire on July 27, 2016, vest 25% on each anniversay of the date of issuance over 4 years and had a fair value of $167,594 at the date of grant. Calibre valued these options using the Black-Scholes option -pricing valuation model. The model uses market sourced inputs such as interest rates, stock prices, and option volatilities, the selection of which requires management’s judgment, and which may impact the value of the options. The assumptions used in the Black-Scholes valuation model were: a risk-free interest rate of 5.00%; the current stock price at date of issuance of $2.10 per share; the exercise price of the options of $2.10 per share; the term of 10 years; volatility of 70.94%; and dividend yield of 0.0%. For the three month period ended September 30, 2006, Calibre recorded compensation expense of $10,475 to amortize the cost of these non-vested options over the service period of the options.

Prior to January 1, 2006, Calibre granted a total of 650,000 non-vested options including options to purchase 50,000 shares of common stock at an exercise price of $0.12 per share, and options to purchase 600,000 shares of common stock at an exercise price of $0.24 per share. All non-vested options vest over a four year service period and expire 10 years after the date of grant. At September 30, 2006, Calibre had compensation expense of $162,629 to amortize the cost of these non-vested options over the service period of the options.

A summary of option activity as of September 30, 2006, and changes during the nine months ended September 30, 2006 is presented below:

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2006	6,450,000	$0.09	9.05
Granted	100,000	$2.10	9.75
Exercised, forfeited, or expired	-	-	-	-
Outstanding at September 30, 2006	6,550,000	$0.12	9.06	$15,781,000

Exercisable at September 30, 2006	6,550,000	$0.12	9.06	$15,781,000

The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2006 was $1.68 per share

A summary of Calibre’s non-vested shares as of September 30, 2006 and changes during the nine months ended September 30, 2006, is presented below:

Nonvested Shares	Shares	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2006	650,000	$0.25
Granted	100,000	$1.68
Vested	-	-
Forfeited	-	-
Nonvested at September 30, 2006	750,000	$0.44

As of September 30, 2006, there was $288,991 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 3.3 years. No shares vested or were exercised during the nine month period ended September 30, 2006.

Note 7.   Warrants

Calibre’s warrants outstanding and exercisable as of September 30, 2006 are:

Exercise Price	Number of shares	Remaining life	Exercisable Number of Shares Remaining

$0.40	2,000,000	1.0 years	2,000,000
$0.75	10,000,000	1.0 years	9,600,000
$2.00	577,500	1.5 years	577,500
$2.75	5,780,000	1.5 years	4,030,000
	18,357,500		16,207,500

During the nine months ended September 30, 2006, 400,000 warrants were exercised on a cashless basis resulting in the issuance of 295,806 shares of common stock and 1,750,000 warrants were exercised at $2.75 resulting in the issuance of 1,750,00 share of common stock and proceeds of $4,812,500.

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

Plan of Operation

We are engaged in oil and natural gas exploration and exploitation activities. Our current activities are in the Barnett Shale in the Ft. Worth Basin located in northern Texas, the Fayetteville Shale in the Arkoma Basin located in Arkansas, and in the Bina Bawi Prospect located in the Arbil Province of Iraqi Kurdistan. We have a limited operating history since our oil and gas business was formed on August 17, 2005.

Our goal is to expand and develop our exploration and production business and our reserves by initially emphasizing the identification and development of shale gas opportunities in the Barnett Shale and the Fayetteville Shale and the development of the unexplored Bina Bawi Prospect in the Arbil Province of Iraqi Kurdistan.  We believe both the Mississippian development of the Barnett Shale in the Ft. Worth Basin and the Fayetteville Shale development in the Arkoma Basin provide the potential to develop low-risk, long-lived natural gas reserves.  We believe these developments have the most promising economics of any shale gas wells compared to the various producing basins in the United States.  Additionally, we believe the Bina-Bawi Prospect represents an unexplored oil exploration and development opportunity.

Results of Operations for Nine Months Period Ended September 30, 2006

We commenced our oil and gas operations in August 2005. Prior to that time, we did not have any significant activities or assets. Consequently, we are not able to compare results of operations for the nine months ended September 30, 2006 to any earlier period.

Net Sales

For the nine months ended September 30, 2006, our oil and gas net sales were $375,161. Sales revenues were derived primarily from the sale of gas production of 67,671 Mcf at an average price of $5.60 per Mcf. At the beginning of the period, we had five wells on production and during the period, seven new wells began commercial production. We are still in the operational development stage of our exploration program. Accordingly, we do not expect to generate substantial revenues during the majority of 2006 until the completion of the initial stages of our drilling program.

General and Administrative Expenses

For the nine months ended September 30, 2006, general and administrative expenses were $1,872,724. A total of $156,607 was for costs associated with our general and administrative expenses, $860,896 was for professional fees principally associated with capital raising activities, and $855,221 was for compensation expense.

Net Loss

For the nine months ended September 30, 2006, we had a net loss of $2,064,909. The net loss is primarily attributable to minimal operating revenues to support general and administrative costs until such time as we achieve more substantial operating results from our drilling program.

Results of Operations for Three Months Period Ended September 30, 2006

We commenced our oil and gas operations in August 2005. Prior to that time, we did not have any significant activities or assets. During the period from August 17, 2005 (Inception) until September 30, 2005, our operations were very limited.  Consequently, comparisions between results of operations for the three months ended September 30, 2006 and the period from August 17, 2005 (Inception) until September 30, 2005 are limited.

Net Sales

For the three months ended September 30, 2006, our oil and gas net sales were $245,262. Seven additional wells began producing during the period which resulted in an increased revenue rate in the three month period ending September 30, 2006. Although we have expanded our operations significantly in comparison to the the period from August 17, 2005 (Inception) until September 30, 2005, we are still in the operational development stage of our exploration program. Accordingly, we do not expect to generate substantial revenues during the majority of 2006 until the completion of the initial stages of our drilling program.

General and Administrative Expenses

For the three months ended September 30, 2006, general and administrative expenses were $526,501. We incurred costs associated with our continuing general and administrative expense of $136,279, were paid $175,288 by Standard Drilling, Inc. pursuant to a shared services agreement for service rendered since February 14, 2006. $243,699 was for professional fees principally associated with capital raising activities, and $321,810 was for salaries and wages for employees. During the period, we reimbursed shared costs associated with the shared services agreement put into place during the quarter with Standard Drilling, Inc. with whom we share office space and secretarial services in Washington, D.C. Also, we continued incur higher professional expenses as a result of higher third party investor relation fees and higher legal and accounting fees due to the preparation and filing of our registration statement on Form SB-2 with the Securities and Exchange Commission. During the three months ended September 30, 2006, we incurred significantly higher general and administrative expenses in comparison to the the period from August 17, 2005 (Inception) until September 30, 2005.  We have added operational and financial personnel and have increased our business activity.

Net Loss

For the three months ended September 30, 2006, we had a net loss of $804,274. The net loss is primarily attributable to minimal operating revenues to support general and administrative costs until such time as we achieve operating results from our drilling program. During the period from August 17, 2005 (Inception) until September 30, 2005, we incurred compensation expense for option granted to founders, executive and directors which we did not incur in the the three months ended September 30, 2006.  As a result, our net loss was lower.

Liquidity and Capital Resources

As of September 30, 2006, we had cash of $3,409,807 and working capital of $1,756,731. We expect to have monthly overhead costs of approximately $200,000 per month for the next twelve months. Since our inception, our primary sources of liquidity have been generated by the sale of equity securities. To date, the net proceeds from the sales of securities have been used to fund our exploration programs and our general and administrative costs including substantial costs for the registration of our securities. Our future liquidity and our liquidity in the next twelve months depend on the success of our exploration programs and our continued ability to obtain sources of capital to fund our continuing development.

On October 31, 2005, we raised an aggregate of $8,000,000 ($7,243,056 net of offering costs) through the sale of 20,000,000 shares of common stock and warrants to purchase 10,000,000 shares of common stock at an exercise price of $0.75 per share and a term of 2 years. As of September 30, 2006, 400,000 warrants to purchase our common stock have been exercised on a cashless basis.

In March and April 2006, we raised an aggregate of $11,560,000 ($10,629,394 net of offering costs) through the sale of 5,780,000 shares of common stock and warrants to purchase 5,780,000 shares of common stock at an exercise price of $2.75 per share and a term of 2 years.

In September, we raised $4,812,500 through the exercise of 1,750,000 warrants at an exercise price of $2.75 per share.

Cash flow from operating activities

For the nine month period ended September 30, 2006, net cash used in operating activities was $2,000,680 primarily attributed to a net loss of $2,064,909 in the period.

Cash flow from investing activities

For the nine month period ending September 30, 2006, net cash used in investing activities was $12,137,158, driven primarily by our investment in oil and gas properties in the Ft. Worth Basin, an initial investment in properties in the Arkoma Basin and in the Bina-Bawi project.

Cash flow from financing activities

For the nine month period ending September 30, 2006, net cash provided by financing activities was $15,441,896, which was attributed to our sale of common stock and purchase warrants.

Hedging

We did not hedge any of our oil or natural gas production during 2005 and have not entered into any such hedges from January 1, 2006 through the date of this filing.

Contractual Commitments

		Payments Due By Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years
Rent	$372,513	$129,742	$113,552	$129,219
Drilling Wells in Progress	$5,525,541	$5,525,541	-	-
Total	$5,898,054	$5,655,283	$113,552	$129,219

As of October 31, 2006, all of our drilling well obligations are associated with the Reichmann Petroleum project and the Bina-Bawi Project. Our contract obligations are associated with our office leases in Washington, D.C. and Houston, TX.

Off-Balance Sheet Arrangements

As of September 30, 2006, we had no off-balance sheet arrangements.

Related Party Transactions

Calibre is party to a letter agreement with Kerogen Resources ("Kerogen") pursuant to which we are participating in the Reichmann project. During the nine month period ending September 30, 2006, pursuant to such agreement we have paid $4,890,123 to Kerogen, including $1,770,240 in the three month period ending September 30, 2006. Kerogen then paid such amount to Reichmann Petroleum Corporation as reimbursement of capital and operating expenses.

Calibre has entered into a Participation Agreement with Kerogen for the exploration and development of prospects in the South Ft. Worth Basin. Pursuant to this agreement we are obligated to pay Kerogen $597,000 for its identification of prospects; we have paid Kerogen $500,000 of such amount to date, although no payments were made in the period ending September 30, 2006 under this agreement. Additionally, we have advanced $1,822,427 to Kerogen for participation in leases in the Hill County area of Texas, including $638,273 in the three months ending September 30, 2006.

We have entered into a Participation Agreement with Kerogen for the exploration and development of prospects in the Williston Basin. Pursuant to this agreement we are obligated to pay Kerogen $638,600 for its identification of prospects; we have paid Kerogen $550,000 of such amount to date. However, we made no payments to Kerogen during the period ending September 30, 2006 in respect to this agreement.

We have entered into a Joint Operating Agreement ("JOA") with Hawler Energy, Ltd ("Hawler"), a wholly owned subsidiary of Prime Natural Resources. Calibre Director W. Richard Anderson is the CEO of Prime Natural Resources. The JOA with Hawler makes the Company party to and gives the Company a 10% stake in an Exploration and Production Sharing Agreement with the Kurdish Regional Government for the exploration and development of the Bina Bawi prospect. Pursuant to this agreement Calibre is obligated to pay Hawler $500,000; Calibre has paid Hawler $2,000,000 of such amount during the period ending September 30, 2006.

We share facilities and certain overhead costs with Standard Drilling in Washington D.C. We have entered into a service agreement which Standard Drilling will pay us for office space and supplies, use of office equipment, secretarial services and any other services we provide to them in sharing the Washington D.C. office space. Standard Drilling reimburses us for 50% of the costs of the health insurance provided to officers who are employed by both companies. The average payment by Standard Drilling to Calibre under the services agreement is $70,000 per quarter for 2006 and will be reviewed for any potential adjustment in January 2007. The services agreement may be terminated by either party on 30 days notice.

Potomac Energy, LLC (“Potomac”) is a joint venture entity formed by Standard Drilling and us to acquire software licenses and data sufficient to build and maintain a land title database that will cover a portion of the Ft. Worth Basin in north central Texas. We and Standard Drilling each own 50% of Potomac and each contributed $87,500 to Potomac in the quarterly period ended September 30, 2006. We and Standard Drilling will share 50/50 in all costs of Potomac. Each of us will have access to the Potomac database. In addition, we will each have a right to participate in 50% of any prospect generated by the database. Potomac had no other activities in the period ended September 30, 2006 other than the purchase of software and has no other assets than the software. Potomac is governed by a two person board comprised of one representative of Standard Drilling and one of our representatives. William B. Nunnallee, our Vice President of Land, serves as an officer and director of Potomac.

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

Item 4. Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of September 30, 2006. Based on this evaluation, our Chief Executive Officer, Prentis B. Tomlinson, Jr. and Chief Financial Officer, O. Oliver Pennington, III have concluded that, as of September 30, 2006, our disclosure controls and procedures were effective, in that they ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are (1) recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

In the period ending December 31, 2005 and the quarter ending on March 31, 2006, our management concluded that our disclosure controls and procedures were not effective. Changes in the internal controls were initially identified in the fourth quarter 2005 that materially affected our internal control over financial reporting. During the previous periods, Calibre substantially increased its business activities. Over the quarterly period ending June 30, 2006, Calibre improved its system of internal control over financial reporting during the fiscal quarter covered by this report by (1) initiating a plan to formalize accounting and disclosure procedures; (2) further developing our internal IT systems; (3) hiring additional personnel (4) engaging a third party provider of accounting, bookkeeping and IT services that specializes in oil and gas accounting; (5) performing additional reviews of our internal accounting information prior to review by our independent auditors to ensure that no items that would have a material affect or are reasonably likely to have a material affect on internal control over financial reporting will be identified prior to issuance of our reports.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Our management is not aware of any significant litigation, pending or threatened, that would have a significant adverse effect on our financial position or results of operations.

Item 2. Sales of Unregistered Securities and Use of Proceeds.

Recent Sales of Unregistered Securities. Set forth below is certain information concerning all issuances of securities by the Company during the fiscal quarter ended September 30, 2006 that were not registered under the Securities Act.

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

CALIBRE ENERGY, INC.
Registrant

Dated: November 14, 2006 By: S/ Prentis B. Tomlinson, Jr.
Prentis B. Tomlinson, Jr.
President and Chairman of the Board of Directors

Dated: November 14, 2006 By: S/O. Oliver Pennington, III
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