Form 10QSB/A
period 2006-09-30
Calibre Energy, Inc.
filed 2007-01-18
CIK 1124074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB/A

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

During the nine months ended September 30, 2006, 400,000 warrants were exercised on a cashless basis resulting in the issuance of 295,806 shares of common stock and 1,750,000 warrants were exercised at $2.75 per share resulting in the issuance of 1,750,00 share of common stock and proceeds of $4,812,500. In connection with the exercise of the 1,750,000 warrants Calibre issued additional warrants to purchase 1,000,000 shares of the Company’s common stock at $1.50 per share with an expiration of November 5, 2008.

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

In the period ending December 31, 2005 and the quarter ending on March 31, 2006, our management concluded that our disclosure controls and procedures were not effective. Changes in the internal controls were initially identified in the fourth quarter 2005 that materially affected our internal control over financial reporting. During the previous periods, Calibre substantially increased its business activities.  Over the quarterly period ending June 30, 2006,  Calibre improved its system of internal control over financial reporting by (1) initiating a plan to formalize accounting and disclosure procedures; (2) further developing our internal IT systems; (3) hiring additional personnel (4) engaging a third party provider of accounting, bookkeeping and IT services that specializes in oil and gas accounting; (5) performing additional reviews of our internal accounting information prior to review by our independent auditors to ensure that no items that would have a material affect or are reasonably likely to have a material affect on internal control over financial reporting will be identified prior to issuance of our reports.

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

Dated: January 18, 2007
 By: S/ Prentis B. Tomlinson, Jr.
Prentis B. Tomlinson, Jr.
President and Chairman of the Board of Directors

Dated: January 18, 2007
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