Form 10QSB/A
period 2006-09-30
Calibre Energy, Inc.
filed 2007-02-08
CIK 1124074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB/A

Amendment No. 2

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
We did not make any changes in our internal controls over financial reporting in the quarterly period ended September 30, 2006 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Dated: February 8, 2007
 By: S/ Prentis B. Tomlinson, Jr.
Prentis B. Tomlinson, Jr.
President and Chairman of the Board of Directors

Dated: February 8, 2007
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