Form 10KSB
period 2006-12-31
Calibre Energy, Inc.
filed 2007-05-07
CIK 1124074

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-KSB

☒  ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006
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

Prentis B. Tomlinson, Jr.
1667 K Street, NW, Suite 1230
Washington, D.C. 20006
(202) 223-4401
(Name, address and telephone number
of agent for service)
___________________

Copy to:
Michael C. Blaney
Vinson & Elkins L.L.P.
1001 Fannin, Suite 2300
Houston, TX 77002
(713) 758-2222

Check whether the issuer (1) filed all reports required to be filed by sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No ☐

Check if disclosure of delinquent filers pursuant to Item 405, of Regulation S-B is not contained in this form , and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Registrant's revenue for its most recent fiscal year: $554,430.

On April 24, 2007 the aggregate market value of the voting stock of Calibre Energy, Inc. held by non-affiliates of the registrant was $10,244,140. There is currently a limited public market for the registrant’s common stock.

As of April 24, 2007 there were 62,437,704, outstanding shares of common stock, par value $0.001.

Transitional Small Business Format: Yes  ☐ No ☒

Documents incorporated by reference: None.

Cautionary Notice Regarding Forward Looking Statements

“Calibre Energy, Inc.,” the “company,” “we,” “us” or “our” refer to Calibre Energy, Inc., a Nevada corporation , except where otherwise indicated or required by context. This report contains a number of forward-looking statements that reflect management’s current views and expectations with respect to our business, strategies, future results and events and financial performance. All statements made in this Annual Report other than statements of historical fact, including 7statements that address operating performance, events or developments that management expects or anticipates will or may occur in the future, including statements related to revenues, cash flow, profitability, adequacy of funds from operations, statements expressing general optimism about future operating results and non-historical information, are forward looking statements. In particular, the words “believe,” “expect,” “intend,” “ anticipate,” “estimate,” “may,” variations of such words, and similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements and their absence does not mean that the statement is not forward-looking. These forward-looking statements are subject to certain risks and uncertainties, including those discussed below. Our actual results, performance or achievements could differ materially from historical results as well as those expressed in, anticipated or implied by these forward-looking statements. We do not undertake any obligation to revise these forward-looking statements to reflect any future events or circumstances.

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

ITEM 1. DESCRIPTION OF BUSINESS

General

We are an independent exploration and production company focused on the acquisition, exploitation, development and sale of crude oil and natural gas, in Irbil Province of Kurdistan, Iraq, in the Barnett Shale in Texas and the Fayetteville Shale in Arkansas.

We are a Nevada corporation, headquartered in Washington, DC and Houston, Texas. Our predecessor company for financial reporting purposes was formed on August 17, 2005.

Our Executive Offices

Our principal executive and administrative office facility is located at 1667 K Street, N.W., Suite 1230, Washington, D.C. 20006 and our telephone number is (202) 223-4401. We also have an operations office at Ashford VI, 1155 Dairy Ashford South, Fifth Floor, Houston, TX 77079. Our website is www.calibreenergy.com.

Business Strategy

We intend to expand and develop our exploration and production business and reserves by focusing on the exploration of the Bina Bawi Project in Kurdistan, Iraq and on our projects in the Barnett and Fayetteville Shale. We have a 10% participating interest in the Bina Bawi Exploration and Production Sharing Agreement with the Kurdish Regional Government in Kurdistan, Iraq, pursuant to a joint operating agreement with Hawler Energy, Ltd. and A&T Petroleum Company, Ltd.

Our management has industry experience in many international producing areas and has the capability to continue to expand the scope of our activities as opportunities arise. Key elements of our ultimate success include our ability to select opportunities that will promote value creation, to form strategic alliances with influential local partners in certain prolific hydrocarbon regions, to develop our potential as an operator of our future projects, and as a non-operator to develop a close association with the operating companies for our projects and to maintain a certain degree of control over the timing, expense levels and execution of our projects.

In October of 2005, we commenced our activities by focusing on shale gas opportunities in the Barnett Shale and the Fayetteville Shale. We are currently participating in three projects with Kerogen Resources, Inc., a privately held exploration and production company located in Houston, Texas. The projects are the Reichmann Petroleum project, the South Ft. Worth Basin project and the Williston Basin project.  In November 2006, we withdrew from any further participation in additional leasing or development activities with Kerogen Resources in the South Ft. Worth Basin project.

On December 8, 2006, Reichmann Petroleum filed for voluntary Chapter 11 bankruptcy protection. All development activity on this joint venture with Reichmann has ceased pending the resolution of legal claims. To date, revenues from this project have been netted against capital and operating expenditures. As a result of the bankruptcy, our net share of working interest production owed to us is expected to be paid into a separate account under the control of the bankruptcy court. However, if our share of working interest production is withheld in this account for a significant time into the future, such withholding could then have a material adverse effect on our financial condition, business and our operations.

As of December 31, 2006, we had estimated proved reserves of 1.659 MMcf with expected future cash flows before taxes discounted at 10% of approximately $3.4 million (see reconciliation of the PV-10 non-GAAP financial measure to the standardized measure under Reserves on page 7).

During 2006, we invested approximately $15.1 million in capital expenditures related to exploration and development, $10.8 million on our domestic projects and $4.3 million on our international project. For 2007, we have budgeted approximately $4.0 million for ongoing exploration and development of our existing projects.

We expect to fund our capital expenditures for 2007 through funds made available through our recent $5.0 million private placement of Series A Preferred Stock.

In addition, we intend to selectively pursue additional interests and to evaluate acquisition opportunities in our core areas of focus. We may also choose to divest non-core assets and properties to fund any additional investments.

Our Projects

Currently, we hold non-operating interests in all of our projects. Our growth depends heavily on the performance of our operating partners to execute drilling and completion programs in an environment where shortages of equipment and talent are resulting in the escalation of costs. Currently we do not have the capability to act as an operator as additional legal, drilling, completion and overseas personnel would be required for us to expand our operations and to act as an operator. However, in the future we may seek to operate wells or seek a degree of control over operations in projects in which we own an interest as we believe that by controlling operations, we may be able to more effectively manage the cost and timing of exploration and development of our properties, including the drilling and fracture stimulation methods used.

Bina Bawi Project

On September 13, 2006, we entered into a Novation and Amendment Agreement (“Novation Agreement”) among Hawler Energy, Ltd. (“Hawler Energy”), a Cayman Islands company, A & T Petroleum Company, Ltd. (“A&T”), a Cayman Islands company, and Hillwood Energy, Ltd. (“Hillwood”), a Cayman Islands company. Pursuant to the Novation Agreement, we became parties to the Exploration and Production Sharing Agreement (“the EPSA”) dated March 29, 2006 between A&T, Hawler Energy and the Oil and Gas Petroleum Establishment of the Kurdistan Regional Government (the “OGE”). Our admission as a party to the EPSA is subject to the approval of the OGE. We have applied to the OGE for such approval.

The Bina Bawi structure is a 30 kilometer by 10 kilometer surface anticline, which may contain primary oil and gas reserves within the Upper Triassic reservoir objective and secondary reserve potential in the Upper Cretaceous, Lower Cretaceous and Jurassic sections of the structure.

Pursuant to the terms of the EPSA, the OGE grants the other parties the right to explore and produce oil and natural gas from certain territory that includes the Bina Bawi. Upon receipt of the OGE’s approval of our becoming a party to the EPSA, we will have a 10% participating interest in the wells drilled pursuant to the EPSA. The EPSA requires the parties to conduct certain survey work, drill one exploratory well and, if the exploratory well is determined to be sufficiently profitable, to conduct certain seismic surveys. The total estimated cost for all parties in the EPSA of the initial survey work and the exploratory well is $2.7 million; the estimated cost of the seismic surveys is approximately $4.0 million. The EPSA requires the parties thereto to pay OGE a bonus of $2.5 million upon a “Commercial Discovery,” as defined in the EPSA, and to pay other cash bonuses and royalties upon achieving certain production levels.

For consideration of Hawler Energy’s assignment to us of the 10% working interest through the Novation Agreement, we have entered into a separate letter agreement with Hawler Energy pursuant to which, we agreed to pay Hawler Energy $2 million on execution of the letter agreement and $1 million upon completion of the first well under the EPSA, whether it is capable of production or a dry hole. In addition, we agreed to pay 20% of all billings, including cash calls, made to Hawler Energy by A&T, as operator, after August 1, 2006 and we further agreed to pay Hawler Energy the remaining 80% of all such billings until the total of such payments equals $2.5 million. Upon OGE approval of the assignment to us and payment of $2.5 million as provided in the letter agreement, we will be obligated to pay the future costs properly payable by the holder of a 10% participating interest in the project.

We also have entered into a letter agreement with Hawler Energy pursuant to which each party grants the other party the right to participate in the next acquisition of any rights or interests for the exploration or production of oil and gas in the area of the Kurdistan Regional Government of Iraq; provided however such area does not include that area pursuant to which Hawler Energy has already granted certain rights to other third parties. Pursuant to this letter agreement, we will have the right of first refusal to obtain a 9% interest in such an acquisition by Hawler Energy and Hawler Energy will have the right of first refusal to obtain a 91% interest in acquisition by Calibre of rights or interests for the exploration or production of oil and gas in the area of the Kurdistan Regional Government of Iraq.

On February 21, 2007, we announced that the Bina Bawi 1 exploration well was at a depth of 3,355 meters (11,007 feet) and had completed logging the lower part of the hole. Earlier in the drilling of the Bina Bawi 1, oil was recovered from the drill string during a fishing operation from intervals in the Upper Cretaceous at the depths of 550 to 750 meters. The Joint Venture has agreed to commence testing to determine the productive and commercial potential of at least three zones intersected by the well. Furthermore, the Joint Venture anticipates drilling the Bina Bawi 2 appraisal well upon the completion of the Bina Bawi 1 in order to evaluate and test the prospective intervals in the Upper Cretaceous.

As of April 12, 2007, the operator had run 7-inch liner to a depth of 3,264 meters in preparation for the testing of the well. Although some of the completion equipment and supplies have arrived at the well, the operator has continued to experience difficulties with the importation of important equipment and supplies.

    Projects with Kerogen Resources

We are currently participating in three projects with Kerogen Resources, Inc., a small, privately held exploration and production company, located in Houston, Texas. These are as follows:

Reichmann Petroleum Corporation Project

In October 2005, we entered into a joint venture with Kerogen Resources, Crosby Minerals and Reichmann Petroleum Corporation to explore, acquire and develop properties located in the Barnett Shale in the Ft. Worth Basin of North Texas. In October 2005, we acquired, through Kerogen Resources, a 12.5% working interest in the Purchase and Sale Agreement with Reichmann that covered 6,190 net acres of leasehold interests in Parker, Tarrant, Denton, and Johnson Counties, Texas. We paid Kerogen Resources $3,179,660 representing lease costs, field land costs, abstract costs, and estimated drilling costs on 11 wells. Kerogen then paid such amounts to Reichmann Petroleum Corporation as reimbursement of leasehold costs, drilling and operating expenses. Costs subsequent to July 31, 2005 for the 11 wells and lease operating expenses were invoiced under the terms of Participation Joint Venture Agreement and the Joint Operating Agreement. Kerogen Resources provides the technical guidance for the project and in exchange will receive 12.5% of our working interest in each well drilled. We pay 14.2857% of the costs for the initial well on each prospect and earn 10.9375% working interest and on all subsequent wells in each prospect we pay 12.5% for a 10.9375% working interest.

Subsequent to the initial acquisition, we agreed to participate with Reichmann in the acquisition of certain leases and the drilling, testing and completion of a well on the Pannell Prospect in Johnson County covering 443 net acres by paying 25% of all costs in the leases and well to earn a 21.875% working interest. Additionally, we agreed to participate in the Pipes Prospect in Hill County, Texas covering 128.7 acres by paying 8.5714% of drilling costs in the initial Pipes 1-H well for a 6.75% working interest and 7.5% of the drilling costs in the Pipes 2-H and 3-H for a 6.75% working interest. On February 2006, we agreed to participate in a Farm out Agreement for the Wilson Hancock 1-H well with Reichmann Petroleum and Kerogen by paying 12.5% of drilling costs for a 9.2969% working interest in the well.

As of December 31, 2006, we have paid for these projects a total of $9,118,643, which includes the original payment of $3,179,660. We have participated in 22 gross wells of which 12 wells are currently producing, five wells have been drilled, completed and fraced and are waiting to be hooked up to a pipeline, and five wells have been drilled to total depth, completed and are waiting to be fraced. “Frac” or Fracture stimulation is a method of stimulating production by opening new flow channels in the rock surrounding a production well by pumping proppant, a granular substance that is carried into the formation by the fracturing fluid and helps keep the cracks open after a fracture treatment, and fluid into the well at high pressure and volume. As of December 31, 2006, our net acreage position subject to Reichmann agreements is 792.85 net acres.

On December 8, 2006, Reichmann Petroleum filed for voluntary Chapter 11 bankruptcy protection. All development activity on this joint venture with Reichmann has ceased pending the resolution of legal claims. To date, revenues from this project have been netted against capital and operating expenditures. As a result of the bankruptcy, our net share of working interest production owed to us is expected to be paid into a separate account under the control of the bankruptcy court. However, if our share of working interest production is withheld in this account for a significant time into the future, such withholding could then have a material adverse effect on our financial condition, business and our operations.

South Ft. Worth Basin Project

In October 2005, we entered into a Participation Agreement for the exploration and development of wells in a portion of the South Ft. Worth Basin with Kerogen Resources, Wynn Crosby Energy, Inc. (“Crosby”), and Triangle USA (“Triangle”). The agreement covers a five county area in Texas, including Johnson, Hill, Somervell, Bosque and Hood counties, and consists of all lands in these counties outside areas of mutual interest covered by the Reichmann project. Kerogen Resources is expected to generate shale gas prospects in the area subject to the agreement.

The Participation Agreement is for a two year term. Kerogen Resources, as the technical partner in charge of generating the prospect areas, pays 10% of the costs in exchange for a 16% working interest. Triangle and Calibre will each pay 30% of costs for a 27% working interest and Crosby, as operator, will pay 30% of costs for a 30% working interest. The agreement would bind all parties to the same area of mutual interest. Each party is permitted to obtain oil and gas leases in the territory, but must offer to assign to the other parties the percentage interest in the leases described above. Prospects are defined by agreement of the parties. The operator of a lease may require the other parties to advance payments for their respective percentages of the costs for leases or drilling of the lease. In November 2006 we withdrew. from any additional leasing or development activities with Kerogen Resources in the South Ft. Worth Basin project.

As of December 31, 2006, Kerogen has leased approximately 11,710.87 net leasehold acres. Our net leasehold position pursuant to this agreement is 3,161.93 acres. We have advanced $1,684,154 to Kerogen for land costs, prospect fees and for geological and geophysical expenditures related to this project. Additionally, Kerogen has acquired a 12 square mile 3D seismic program over part of our joint leasehold position and we have elected to participate for our share of the costs of the seismic program. We anticipate that we will acquire additional 3D seismic over our other leasehold interests in 2007. We anticipate that we will commence development activities on these leases, sell our interest in these properties or farm out development to a third party by the fourth quarter of 2007.

Williston Basin Project

On September 20, 2005, we entered into a Participation Agreement with Kerogen Resources covering all of the Williston Basin. Under this agreement, we are obligated to pay Kerogen Resources the sum of $638,600 for generation of shale gas prospects and for geological and geophysical data in the Williston Basin. As of December 31, 2006, Calibre has paid $550,000 to Kerogen Resources and the balance is due upon the delivery of Kerogen Resources’ technical report. As of December 31, 2006, no acreage has been leased pursuant to this agreement. Kerogen Resources, as the technical partner in charge of generating the prospect areas, will pay 70% of the costs for a 73% working interest in the leasehold interests acquired subject to the agreement, and we will pay 30% of the costs for a 27% working interest. Each party will control their own leases with obligations to offer any leases acquired to the rest of the group pro-rata. Prospects are defined based on land and range from 25,000 to 45,000 acres each. The operator on a lease may require participating parties to advance funds for leases or drilling. We do not anticipate participating with Kerogen Resources, Inc. in any prospects generated in this basin in 2007.

Additional Acreage

In addition to the three joint venture projects with Kerogen Resources, as of December 31, 2006, we have acquired 5,318 gross leasehold acres and 3,417 net acres in the Barnett Shale outside of the areas covered by the Reichmann Petroleum JV, the South Ft. Worth Basin project and the Williston Basin project. We anticipate that we will either commence development activities on these leases, sell our interest in these properties or farm out development to a third party by the end of the third quarter of 2007. Additionally, as of December 31, 2006, we have acquired 2,636 gross leasehold acres and 1,276 net leasehold acres in the Fayetteville Shale development in the Arkoma Basin in Arkansas. These leases are five years with an option for an additional five years. We anticipate that we will make a decision of whether to commence development activities on these leases, sell our interest in these properties or farm out development to a third party by the end of 2007.

“Gross leasehold acres” means the total number of acres in which we have a working interest. “Net leasehold acres” means the sum of the fractional working interests we have in the gross leasehold interests.

Employees

As of December 31, 2006 we employed ten people, none of which are subject to a collective bargaining agreement. We consider our relations with our employees to be good.

Oil and Gas Properties

Reserves. As of December 31, 2006, we have twelve producing wells in which we have an interest and have recently commenced production. Our net working interest in one of these wells is 25%, in eight wells is 10.9375%, in two wells is 7.5%, and in one well is 8.57%.

The following table presents summary data with respect to our estimated net proved oil and natural gas reserves as of the dates indicated. The following table presents summary data with respect to our estimated net proved oil and natural gas reserves as of the dates indicated. Our reserve estimates as of December 31, 2006 were based primarily on reserve reports prepared by Forrest A. Garb & Associates, our independent reserve engineers. In preparing its reports, Forrest A. Garb & Associates evaluated properties representing approximately 100% of our PV-10 as of December 31, 2006. All calculations of estimated net proved reserves have been made in accordance with the rules and regulations of the Securities and Exchange Commission, or the SEC. All of our proven reserves are associated with the Reichmann Project.

Proved Reserves

Total Reserves 2006
			Present Value of
	Gas	Undiscounted Future Net	Proved Reserves
	MMcf	Revenue	at 10%
Developed Producing	796.638	$3,278,918	$2,246,170
Proved Nondeveloped	113.057	207,277	69,768
Proved Undeveloped	748.911	2,444,540	1,076,367
Total	1,658.606	$5,930,735	$3,392,305

	Gas (Mcf)	Oil (MBbls)
Total Proved Reserves:
Balance, August 17, 2005	—	—
Extensions and discoveries	69,000
Production	(3,000)

Balance, December 31, 2005	66,000	—
Extensions and discoveries	1,703,924
Production	(111,318)	—

Balance, December 31, 2006	1,658,606	—

Well Status Summary. The well status of our drilling operations as of December 31, 2006 and December 31, 2005 is as follows:

	Number of Gross Wells 2006	Number of Gross Wells 2005
Producing	12	4
Fraced & Waiting on Gas Line Hookup	5	9
Drilled, Completed, Fraced and Cleaning Up	-	4
Waiting on Fracture Treatment	5	3
Drilling	-	2
Total	22	22

We have interests in twelve wells that are currently producing, five wells that have been drilled, completed and fraced and are waiting to be hooked up to a pipeline, and five wells that have been drilled to total depth, completed and are waiting to be fraced.

    However, it remains uncertain whether the five wells awaiting hookup and the five wells awaiting fracture treatment will be completed and realize commercial production due to the uncertainty of operations. On December 8, 2006, the operator of the properties in the Barnett Shale Project, Reichmann Petroleum, filed for voluntary Chapter 11 bankruptcy protection. All development activity on this joint venture with Reichmann has ceased pending the resolution of legal claims. Calibre’s interests in the Reichmann-operated properties are held through Calibre’s agreement with Kerogen. To date, revenues from this project have been netted against capital and operating expenditures. As a result of the bankruptcy, Calibre’s net share of working interest production is expected to be paid into a separate account under the control of the bankruptcy court. As of December 31, 2006, Calibre had an outstanding net revenue receivable balance of $325,000 from Kerogen related to certain wells in the Reichmann project. Furthermore, as of December 31, 2006, Calibre had an outstanding joint interest payable balance of approximately $1.1 million to Kerogen.  As a result of the bankruptcy, production revenue may or may not be collectible. Calibre has petitioned the bankruptcy court and expects a resolution in the bankruptcy court that will permit payment of Calibre’s share of working interest production. Calibre believes it will be successful in collecting its share of production revenues either in cash or in production-in-kind from Reichmann and Kerogen. Accordingly, no allowance has been made for the receivable.

    Additionally, Kerogen has petitioned the bankruptcy court to potentially continue with the development of the Reichmann leases with a new operator. Calibre believes, but cannot provide assurance, that the bankruptcy court will resolve to permit ongoing development operations on the project leases, however, the terms of the leases for the project generally require commencement of drilling operations within the primary term of each lease. If development does not proceed as a result of the Reichmann bankruptcy, those undeveloped and partially developed leases in the project will terminate and Calibre will have to impair these properties. The value of these properties is approximately $450,000 as of December 31, 2006. The value of capital expenditures invested to date in these partially developed wells is approximately $1,250,000.

Our gross and net gas well ownership position is as follows:

	2006		2005
	Gross Wells	Net Wells	Gross Wells	Net Wells
Reichmann Petroleum Corporation Project	22	2.54	17	1.52

During the period ended December 31, 2006, the average sales price per unit of gas produced was $5.79 and the average lifting costs was $2.20.

Developed and Undeveloped Leasehold. As of December 31, 2006, we have the following developed and undeveloped leasehold interests:

Developed Acreage

		2006			2005
	Gross Leasehold		Net Leasehold	Gross Leasehold		Net Leasehold
Reichmann Petroleum Project	3,393		292	303		33
Total	3,396		292	303		33

Undeveloped Acreage

		2006			2005
	Gross Leasehold		Net Leasehold	Gross Leasehold		Net Leasehold
Reichmann Petroleum Project	3,237		482	6,633		774
So. Ft. Worth Basin Project	11,711		3,162	2,484		1,956
Other Ft. Worth Basin	5,316		3,417	-		-
Williston Basin Project	-		-	-		-
Arkoma Basin	2,636		1,276	-		-
Total	22,900		8,337	9,117		2,730

Our oil and gas properties consist primarily of working interests in oil and gas wells and our ownership of interests in leasehold acreage, both developed and undeveloped. The table above summarizes our gross and net developed and undeveloped oil and natural gas acreage under lease or option as of December 31, 2006. A developed acre is considered to be an acre spaced or assignable to productive wells. A gross acre is an acre in which a working interest is owned. A net acre is the result that is obtained when our fractional ownership working interest is multiplied by gross acres. The number of net acres is the sum of the fractional working interests owned in gross acres expressed as whole numbers and fractions thereof. Undeveloped acreage is considered to be those lease acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil or natural gas, regardless of whether that acreage contains proved reserves, but does not include undrilled acreage held by production under the terms of a lease. As is customary in the oil and gas industry, we can generally retain our interest in undeveloped acreage by drilling activity that establishes commercial production sufficient to maintain the leases or by paying delay rentals during the remaining primary term of leases. The oil and natural gas leases in which we have an interest are for varying primary terms, and if production under a lease continues from our developed lease acreage beyond the primary term, we are entitled to hold the lease for as long as oil or natural gas is produced.

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

We expect to incur capital and other expenditures related to environmental compliance. Although we believe that our compliance with existing requirements will not have a material adverse impact on our financial condition and results of operations, we cannot assure you that the passage of more stringent laws or regulations in the future will not have a negative impact on our financial position or results of operation.

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

Risks Related to Our Business

Our future operations are highly dependent upon our ability access additional capital financing.

As of April 16, 2007, we had approximately $1,000,000 in cash, and guaranteed commitments to realize an additional $4,000,000 in equity proceeds from the April 13, 2007 placement of our Series A Preferred Convertible Stock (“Series A Preferred”) with BlueWater Capital Group, LLC, a private investment group controlled by our Chairman and Chief Executive Officer, Prentis B. Tomlinson, Jr. We anticipate that the proceeds from the Series A Preferred will be sufficient to cover our planned capital budget and general and administrative expenditures for the remainder of 2007. Our operations beyond 2007 will require substantial capital expenditures. If we are not able to continue to raise funds or dramatically increase our operational cash flow, we will be forced to curtail certain operations and may be unable to continue as a going concern. Additional financing through partnering, public or private equity financings, lease transactions or other financing sources may not be available on acceptable terms, or at all. Additional equity financings could result in significant dilution to our stockholders.

Several of our officers and directors are also officers and/or directors for another company, which may lead to conflicts of interest for these officers and directors.

Some of our officers and directors also serve as officers and/or directors of Standard Drilling, Inc., a company engaged in the business of drilling services. Standard Drilling’s management includes Mr. Prentis Tomlinson as CEO and Mr. Edward Moses as President and COO. Our management includes Mr. Tomlinson as Chairman, President and CEO and Mr. Moses as Vice Chairman. In addition, two of the four members of our Board of Directors, Messrs. Tomlinson and Moses, serve as directors of Standard Drilling. Another one of our directors, Mr. Buntain, is a stockholder in Standard Drilling. In addition, our President and these other officers and directors directly or indirectly own approximately 30% of our outstanding common stock, 100% of our Series A Preferred Stock and approximately 34% of Standard Drilling determined in each case according to Rule 13D-3. As officers and/or directors of both companies, these individuals will have a duty of loyalty to both companies. Although each company has other separate officers and staff, a conflict of interest may arise if we enter, or consider entering into any arrangements with Standard Drilling or if we and Standard Drilling engage, or attempt to engage, in the same businesses. We have entered into a Business Opportunity Agreement with Standard Drilling pursuant to which we disclaimed interest in any future drilling business opportunities, and Standard Drilling disclaimed interest in any future exploration and production business opportunities; this agreement clarifies the separate interests of these two entities and permits those officers and directors employed by both companies to manage the respective businesses without concern that the interests described in the agreement overlap. Nevertheless, transactions or other situations may arise in which both we and Standard Drilling are interested (such as opportunities for Standard Drilling to provide us with drilling services), and in such cases, our officers and directors in common might have conflicts of interest that would prevent them from making decisions or taking actions that are in our shareholders’ best interests, and as a result our business and financial results could be adversely affected.

We have entered into an agreement with Standard Drilling, Inc. pursuant to which we agreed to not enter into the oil field services businesses, and thus we cannot enter into or invest in any oil field services businesses.

We have entered into a Business Opportunity Agreement with Standard Drilling, Inc. pursuant to which we agreed to not acquire, invest in or operate any oil field services business and Standard Drilling, Inc. agreed to not acquire, invest in or operate any exploration or production business other than its currently owned oil and gas properties. Unless this agreement is amended, modified or no longer in effect, we cannot acquire or otherwise invest in any oil field service business even if we believe such an acquisition or investment would be beneficial to us.

Our conflicts committee consists of a single director and, in the event of a transaction or other circumstance involving Standard Drilling, the committee will not be able to rely on the unconflicted advice of much of our senior management, and if our single director resigns or is otherwise unable to perform his obligations as a director, we will not be able to take action on a matter involving conflicts for our remaining directors until either one or more new unconflicted directors are appointed or the Board takes action in the absence of unconflicted directors.

Mr. Steelhammer is our only director who is not director, officer or shareholder of, or otherwise affiliated with, Standard Drilling, and he does not constitute a majority of the Board of Directors. Mr. Steelhammer is the sole member of our conflicts committee, which is charged with determining all actions that are required to be taken or may be taken by us with respect to any opportunity or transaction that involves a conflict of interest for any officer or director. While the conflicts committee will have complete access to our management and is entitled to engage such outside engineering, financial, legal and other assistance as it deems appropriate, in the event of a transaction or other circumstance involving Standard Drilling the committee will not be able to rely on the unconflicted advice of much of our senior management. Further, if Mr. Steelhammer resigns or is otherwise unable to perform his obligations as a director, we will not be able to take action on any matters that are delegated to the conflicts committee until one or more new unconflicted directors are appointed and made members of the conflicts committee, or unless and until the Board determines to take action in the absence of any unconflicted directors, relying on its determination as to the fundamental fairness of the proposed transaction to our shareholders.

Employment of some of our officers by another company may limit the time they have available to devote to managing our business.

As noted above, several of our officers, including our President and Vice Chairman, are also employed as officers and/or directors of Standard Drilling. Standard Drilling pays the officers salaries comparable to, and in some cases greater than, the salaries we pay them. Currently, Standard Drilling pays Mr. Tomlinson and Mr. Moses $20,000 more per year than we pay them. Our employment agreements with these officers require them to devote such time to managing our business as is reasonably necessary to perform their duties under the employment agreement but do not specify a specific number of hours or percentage of time. Further, the officers have significant discretion on a day to day basis as to whether to devote time to the management of our business or management of Standard Drilling’s business. As a result of the salaries paid to them by, their fiduciary duties to, and their ownership of a substantial interest in, Standard Drilling, or for any other reason, the officers may determine to devote most or all of their time to Standard Drilling for an extended period of time. Because of the time required of these officers to manage Standard Drilling’s business, they may not devote sufficient time to managing our business, and as a result our business and financial results could be adversely affected. The supervision of the officers’ performance by directors without any conflict of interest regarding Standard Drilling is limited to the oversight provided by Mr. Steelhammer, unless one or more additional unconflicted directors are added to our Board in the future.

We have a limited operating history and limited revenues.

Our oil and gas business commenced in August of 2005 and, accordingly, is subject to substantial risks inherent in the commencement of a new business enterprise. Consequently, we have limited assets and operations. To date, we have generated limited revenue from our operations, have no business history and may not be able to successfully identify, develop and operate oil and gas leases, generate revenues, or manage profitable operations that investors can analyze to aid them in making an informed judgment as to the merits of an investment in us. Any investment in us should be considered a high risk investment because the investor will be placing funds at risk in a company with unforeseen costs, expenses, competition, and other problems to which new ventures are often subject. Investors should not purchase our stock unless they can afford to lose their entire investment.

Our operations beyond 2007 will require substantial capital expenditures. If we are not able to continue to raise funds or dramatically increase our operational cash flow, we will be forced to curtail certain operations and may be unable to continue as a going concern. Additional financing through partnering, public or private equity financings, lease transactions or other financing sources may not be available on acceptable terms, or at all. Additional equity financings could result in significant dilution to our stockholders.

There is a high demand for leases and drilling rigs in the areas of our operation and we may not be able to obtain leases or access to rigs at rates that permit us to be profitable or at all.

Increases in oil and natural gas prices have resulted in a significant increase in demand for both oil and gas leases and drilling rigs. As a result, the cost of both leases and rigs has increased substantially. In particular the demand for rigs has made it difficult in some instances to obtain such services without significant advance scheduling. If we cannot obtain leases to oil and gas properties and rigs when needed and at reasonable rates, or at all, we may not be able to complete exploration and development and commence production in a timely manner. As a result, our associated costs could be substantially higher, we may lose our rights to some leases and our business and financial results may be adversely affected.

We will face intense competition in our industry, and we may not have the capacity to compete with larger oil and gas companies also investing in oil and gas prospects.

Identifying and realizing attractive investments in the energy sector are highly competitive, involve a high degree of uncertainty and often require significant capital. There are many companies with more resources in the oil and gas industry competing to identify and acquire the most desirable oil and gas prospects. If we cannot acquire high quality oil and gas prospects, at a cost which allows us to earn a profit, due to such competition, our business and financial results will be adversely affected.

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

Third parties manage and control the properties in which we invest. Also, third parties may act as the operator of some of our prospects, and in most cases, we will acquire less than a 100% ownership position in our oil and gas properties. Accordingly, third parties may manage and control the drilling, completion and production operations on the properties. As a result, a prospect may not be drilled or operated in the manner we desire. Additionally, we could be held liable for the joint activities of other working interest owners of our investment properties, including nonpayment of costs and liabilities arising from the other working interest owners’ actions. Moreover, if other working interest owners do not, or cannot, pay their share of drilling and completion costs for a prospect, that prospect might not be fully developed.

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

Some of the prospects we acquire may be remote from transportation facilities. Drilling wells in areas remote from transportation facilities may delay production from those wells until sufficient reserves are established to justify construction of necessary pipelines and production facilities. The inability to complete wells in a timely fashion on a prospect may also result in production delays. In addition, marketing demands (which have historically been seasonal) may reduce or delay production from wells. The wells on the prospects in which we invest may have access to only one potential market. Local conditions, including closing businesses, conservation, shifting population, pipeline maximum operating pressure constraints, local supply levels and delivery problems could halt or reduce sales from the wells in which we invest. The occurrence of any of these conditions may adversely affect our ability to produce and/or market oil and gas from the affected wells.

Political and economic instability in Iraq could aversely affect our investment in projects in Iraq

We have entered into an agreement to invest in an exploration and production project in Iraq. Our investment in Iraq is subject to a variety of political and economic risks due in part to insurrection and instability in Iraq, including:

•	loss of property and equipment as a result of events such as acts of war, insurrection, terrorism, expropriation, or nationalization;

•	increases in import, export and transportation regulations and tariffs, taxes and governmental royalties;

•	renegotiation of contracts with governmental entities that result in less favorable terms for us;

•	changes in laws and policies governing operations of foreign-based companies in Iraq that increase our costs or otherwise adversely affect our operations;

•	changes in exchange controls and other laws that affect our ability to transfer funds to the United States;

•	changes in the laws and policies of the United States affecting foreign trade, taxation and investment; and

•
the possibility of being subject to the exclusive jurisdiction of foreign courts in connection with legal disputes and the possible inability to subject foreign persons to the jurisdiction of courts in the United States.

As a result of any of the foregoing we may lose some or all of our investment in Iraq or control over the investment or its returns. Our business and financial results would be adversely affected by any such event.

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

Risks Related to Our Stock

The Conversion of our Series A Convertible Preferred Shares will result in significant and immediate dilution of our existing stockholders and the book value of their common stock.

On April 13, 2007, we completed a private placement of 8,000,000 Series A Convertible Preferred Shares with BlueWater Capital Group, LLC, a private investment group managed by our Chairman, CEO and President Prentis B. Tomlinson, Jr. in exchange for net proceeds of $5,000,000 of which $1,000,000 has been received by Calibre and the remaining $4,000,000 has been structured as a non interest bearing note payable to Calibre in monthly increments of $800,000 over the next 5 months. The Series A Preferred has that number of votes equal to 51% of the total votes entitled to be cast by all outstanding capital stock. After the receipt of the total proceeds, the preferred shares may be convertible, at the election of the Holder, into a fixed amount of common stock, equal to 75% of total outstanding shares of common stock then issued and outstanding at the time of conversion

Each holder of shares of Series A Convertible Preferred Stock shall be entitled at the election of the holder to cause any or all of such shares to be converted into shares of Common Stock on the basis of the Conversion Ratio then in effect, provided, however, that the conversion of the Series A Convertible Preferred Stock shall not be effective until the Articles of Incorporation of the Company have been amended to increase the number of authorized shares of Common Stock to at least 200,000,000 shares (the “Amendment”). Each share of Series A Convertible Preferred Stock shall be convertible into shares of Common Stock based on the ratio required to cause the number of shares of Common Stock issuable upon the conversion of 8,000,000 shares of Series A Preferred Stock to equal 75% of the number of shares of Common Stock then issued and outstanding after the conversion (the “Conversion Ratio”).

The Series A Preferred are not entitled to receive any dividends unless dividends are declared and paid by us on the Company’s Common Stock. If we pay dividends on our Common Stock, then each holder of a share of Series A Convertible Preferred Stock shall be entitled to receive the amount of dividends such holder would have received if its shares of Series A Convertible Preferred Stock had already been converted into shares of Common Stock. The Series A Preferred were not issued in conjunction with any warrants.

Prior to conversion, the Series A Preferred has a liquidation preference equal to $5 million. In the event of any liquidation, dissolution or winding up of Calibre, either voluntary or involuntary (a “liquidation event”), a holder of the Series A Convertible Preferred Stock shall be entitled to receive out of our assets, prior to the holders of the Common Stock and the holders of Preferred Stock with rights junior to the Series A Preferred, for each share of Series A Convertible Preferred Stock held by such holder, $.625 per share (the “Liquidation Preference”).

The holder of our Series A Convertible Preferred Shares controls a majority of the voting rights of the Company’s shares and exercises a significant degree of influence over us, and may make decisions with which you disagree.

The voting power of each share of Series A Convertible Preferred Stock shall be equal to the number of votes required to cause the aggregate of the votes entitled to be cast by all of the issued and outstanding Series A Convertible Preferred Stock to equal 51% of all votes entitled to be cast by all our classes of stock. The Series A Convertible Preferred Stock shall be entitled to vote on any and all matters brought to a vote of holders of Common Stock. Holders of Series A Convertible Preferred Stock shall be entitled to notice of all shareholder meetings or written consents with respect to which they would be entitled to vote, which notice would be provided to the holders of the Common Stock pursuant to the Company’s Bylaws and applicable statutes

As a result of any substantial share ownership that one or more of these holders of Series A Convertible Preferred Stock, such stockholder or stockholders may have the ability to influence significantly any decisions relating to:

•	elections to our board of directors;

•	amendments to our certificate of incorporation;

•	the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets; and

•	a change of control of Calibre (which may have the effect of discouraging third party offers to acquire Calibre)

There is currently a limited market for our common stock, and any trading market that develops in the common stock may be highly illiquid and may not reflect the underlying value of our net assets or business prospects.

There is currently a limited market for our common stock and an improved market for our common stock may not develop. Accordingly, purchasers of the shares offered hereby will be required to bear the economic consequences of holding such securities for an indefinite period of time. An active trading market for our common stock may not ever develop. Any trading market that does develop may be volatile, and significant competition to sell our common stock in any such trading market may exist, which could negatively affect the price of our common stock. As a result, the value of our common stock may decrease. Additionally, if a trading market does develop, such market may be highly illiquid, and our common stock may trade at a price that does not accurately reflect the underlying value of our net assets or business prospects. Investors are cautioned not to rely on the possibility that an active trading market may develop or on the prices at which our stock may trade in any market that does develop in making an investment decision.

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

We currently anticipate that no cash dividends will be paid on the common stock in the foreseeable future. While our dividend policy will be based on the operating results and capital needs of the business, it is anticipated that all earnings, if any, will be retained to finance the future expansion of the our business. Therefore, prospective investors who anticipate the need for immediate income by way of cash dividends from their investment should not purchase the shares offered in this offering.

ITEM 2. DESCRIPTION OF PROPERTY.

Office Lease. Calibre Energy, Inc. leases 2,360 square feet of office space in Washington, D.C. that serves as its corporate office. The lease is at market rates and expires in October 2008. Additionally, Calibre has an operations office of 4,000 square feet in Houston, Texas. The lease is at market rates and expires on August 30, 2011.

ITEM 3: LEGAL PROCEEDINGS.

We are not currently a party to any legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No meetings were held in 2006.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

Shares of our common stock are traded on the National Association of Securities Dealers Inc. Over the Counter Bulletin Board under the symbol “CBRE.OB.” Our common stock trades on a limited, sporadic and volatile basis. As of March 30, 2007, the last reported sales price of our common stock on the OTC Bulletin Board was $0.30. As of March 30, 2007, there were 62,437,704 shares of our common stock outstanding that were held of record by 522 persons.

The following table sets forth, for the periods indicated, the range of high and low bid information for our common stock. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	Price Ranges
	High	Low
Fiscal Year Ended December 31, 2003
First Quarter	0	0
Second Quarter	0	0
Third Quarter	0	0
Fourth Quarter	0	0
Fiscal Year Ended December 31, 2004
First Quarter	0	0
Second Quarter	0	0
Third Quarter	0	0
Fourth Quarter	0	0
Fiscal Year Ended December 31, 2005
First Quarter	0	0
Second Quarter	0	0
Third Quarter	0	0
Fourth Quarter	2.00	1.42
Fiscal Year Ended December 31, 2006
First Quarter	3.00	1.55
Second Quarter	2.90	1.80
Third Quarter	2.80	1.81
Fourth Quarter	2.79	2.00
Fiscal Year Ending December 31, 2007
First Quarter	2.79	0.30
Second Quarter (Through May 2, 2007)	0.47	0.10

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS AND PLAN OF OPERATIONS

Overview

Calibre is an exploration and production company focused on the acquisition, exploitation and development of high quality, long-lived producing and non-producing fractured gas and oil shale properties in selected producing basins in North America and in an unexplored region of the Irbil Province of Kurdistan, Iraq. Headquartered in Washington, DC and Houston, Texas, Calibre is a Nevada corporation. We have a limited operating history as our predecessor company for financial reporting purposes was formed on August 17, 2005.

Calibre intends to expand and develop our exploration and production business and reserves by initially emphasizing the identification and development of shale gas opportunities in the Barnett Shale and the Fayetteville Shale and the development of an unexplored area of Kurdistan, Iraq. Calibre has identified that the Mississippian developments of the Barnett Shale in the Ft. Worth Basin and the Fayetteville Shale development in the Arkoma Basin and the Bina Bawi project in Irbil Province of Kurdistan provide the greatest near term economic value. Calibre is currently participating in three projects with Kerogen Resources, Inc., a privately held exploration and production company located in Houston, Texas. The projects are the Reichmann Petroleum project, South Ft. Worth Basin project and Williston Basin project.  Calibre also has acquired 10% participating interest in an Exploration and Production Sharing Agreement with the Kurdish Regional Government in Kurdistan, Iraq, pursuant to a joint operating agreement with Hawler Energy, Ltd (Bina Bawi Project).

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

Status of Calibre Energy, Inc.

On February 8, 2007, the Company announced that as of January 31, 2007 we had only approximately $92,000 in cash and will need to raise additional funds immediately in order to continue operations. If we do not raise funds immediately we will be forced to cease our operations, and our ability to obtain the necessary funding is uncertain.

On April 13, 2007, we completed a private placement of 8,000,000 Series A Convertible Preferred Shares with BlueWater Capital Group, LLC, a private investment group managed by our Chairman, CEO and President Prentis B. Tomlinson, Jr. in exchange for net proceeds of $5,000,000 of which $1,000,000 has been received by Calibre and the remaining $4,000,000 has been structured as a non interest bearing note payable to Calibre in monthly increments of $800,000 over the next 5 months. The Series A Preferred has that number of votes equal to 51% of the total votes entitled to be cast by all outstanding capital stock. After the receipt of the total proceeds, the preferred shares may be convertible, at the election of the Holder, into a fixed amount of common stock, equal to 75% of total outstanding shares of common stock then issued and outstanding after the conversion.

Each holder of shares of Series A Convertible Preferred Stock shall be entitled at the election of the holder to cause any or all of such shares to be converted into shares of Common Stock on the basis of the Conversion Ratio then in effect, provided, however, that the conversion of the Series A Convertible Preferred Stock shall not be effective until the Articles of Incorporation of the Company have been amended to increase the number of authorized shares of Common Stock to at least 200,000,000 shares (the “Amendment”). Each share of Series A Convertible Preferred Stock shall be convertible into shares of Common Stock based on the ratio required to cause the number of shares of Common Stock issuable upon the conversion of 8,000,000 shares of Series A Preferred Stock to equal 75% of the number of shares of Common Stock then issued and outstanding after the conversion (the “Conversion Ratio”).

The Series A Preferred are not entitled to receive any dividends unless dividends are declared and paid by us on the Company’s Common Stock. If we pay dividends on our Common Stock, then each holder of a share of Series A Convertible Preferred Stock shall be entitled to receive the amount of dividends such holder would have received if its shares of Series A Convertible Preferred Stock had already been converted into shares of Common Stock. The Series A Preferred were not issued in conjunction with any warrants.

Prior to conversion, the Series A Preferred has a liquidation preference equal to $5 million. In the event of any liquidation, dissolution or winding up of Calibre, either voluntary or involuntary (a “liquidation event”), a holder of the Series A Convertible Preferred Stock shall be entitled to receive out of our assets, prior to the holders of the Common Stock and the holders of Preferred Stock with rights junior to the Series A Preferred, for each share of Series A Convertible Preferred Stock held by such holder, $.625 per share (the “Liquidation Preference”).

Results of Operations

We commenced our oil and gas operations in August 2005. Prior to that time we did not have any significant activities or assets. Consequently, we are only able to compare results of operations for the twelve month period ended December 31, 2006 to the period from Inception (August 17, 2005) until December 31, 2005.

Oil and Gas Revenues.

For the period ended December 31, 2006, our oil and gas net sales were $554,430 versus $20,778 in 2005. Oil and gas revenues are derived from our proportionate share of working interests in oil and gas properties. Over the course of 2006, ten additional wells, versus two wells for the prior period ended December 31, 2005 began production which led to the increase in revenue.

General and Administrative Expenses.

For the period ended December 31, 2006 general and administrative expenses were $2,891,374 versus $1,893,602 in 2005. A total of $394,849 was for actual costs associated with our general and administrative expense, $1,247,504 was for salary and wages for employees and non-cash compensation expense associated with stock and options granted to members management who we believe are key to the development of our business and $1,249,021 was for professional fees, mostly associated with legal and accounting costs in association with the filing of our registration statements.

Depreciation, Depletion, and Amortization and Impairment.

For the period ended December 31, 2006, we had an expense of $750,834 for depreciation, depletion, and amortization (excluding impairment of $5,368,188) versus $35,599 in 2005. We had ten wells commence production in 2006 versus two wells for the year end ended December 31, 2005.

Net capitalized costs of oil and gas properties less related deferred taxes are limited to the sum of (a) future net revenues (using prices and cost rates as of the balance sheet date) from proved reserves discounted at 10 percent per annum plus (b) cost not being amortized less (c) related income tax effects. Excess costs are charged to proved property impairment expense. In 2006, we expensed $5,368,188 for a proved property impairment expense, associated with the Reichmann Project. Our reserves were lower than expected due to the fall in the natural gas prices and because of lower than expected proved reserves from the Reichmann project.

Operating Loss.

For the period ended December 31, 2006, we had an operating loss of $8,672,048 versus $1,923,107 in 2005. The main factor in our operating loss in 2006 was Depreciation, Depletion, Amortization and Impairment expense of $6,119,022. Excluding Depreciation, Depletion, Amortization and Impairment expense, we had an operating loss of $2,553,026 in 2006 versus $1,887,508 for 2005.

Net loss.

For the period ended December 31, 2006, we had a net loss of $10,259,461, or ($0.18) per share (basic and diluted) versus for the year ended December 31, 2005, of $1,901,651 or ($0.05) per share (basic and diluted).

Liquidity and Capital Resources

As of April 16, 2007, we had approximately $1,000,000 in cash, and expect to realize an additional $4,000,000 in equity proceeds from the April 13, 2007 placement of our Series A Preferred Convertible Stock with BlueWater Capital Group, LLC a private investment group controlled by our Chairman and Chief Executive Officer, Prentis B. Tomlinson, Jr . We anticipate that the proceeds from the Series A Preferred will be sufficient to cover our planned capital budget for the remainder of 2007.

Our operations beyond 2007 will require substantial capital expenditures. If we are not able to continue to raise funds or dramatically increase our operational cash flow, we will be forced to curtail certain operations and may be unable to continue as a going concern. Additional financing through partnering, public or private equity financings, lease transactions or other financing sources may not be available on acceptable terms, or at all. Additional equity financings could result in significant dilution to our stockholders.

As of December 31, 2006, we had cash of $1,257,134 and negative working capital of $2,729,877, of which $1,703,446 is for a non-cash registration penalty item.

On October 31, 2005, we raised an aggregate of $8,000,000 ($7,243,056 net of offering costs) through the sale of 20,000,000 shares of common stock and warrants to purchase 10,000,000 shares of common stock at an exercise price of $0.75 per share and a term of 2 years. As of December 31, 2006, 400,000 warrants to purchase our common stock have been exercised on a cashless basis.

        In March and April 2006, we raised an aggregate of $11,560,000 ($10,629,394 net of offering costs) through the sale of 5,780,000 shares of common stock and warrants to purchase 5,780,000 shares of common stock at an exercise price of $2.75 per share and a term of 2 years.

On November 6, 2006 we raised $4,812,500 through the private sale of 1,750,000 shares and warrants to purchase 1,000,000 shares of common stock at an exercise price of $1.50 per share and a term of 2 years; as part of the consideration, the purchaser also surrendered a warrant to acquire 1,750,000 shares of common stock at an exercise price of $2.75 per share.

On April 13, 2007, we completed a private placement of 8,000,000 Series A Convertible Preferred Shares with BlueWater Capital Group, LLC, a private investment group controlled by our Chairman, CEO and President Prentis B. Tomlinson, Jr. in exchange for net proceeds of $5,000,000 of which $1,000,000 has been received by Calibre and the remaining $4,000,000 has been structured as a non interest bearing note payable to Calibre in monthly increments of $800,000 over the next 5 months. The Series A Preferred has that number of votes equal to 51% of the total votes entitled to be cast by all outstanding capital stock. After the receipt of the total proceeds, the preferred shares may be convertible, at the election of the Holder, into a fixed amount of common stock, equal to 75% of total outstanding shares of common stock after the time of conversion.

Each holder of shares of Series A Convertible Preferred Stock shall be entitled at the election of the holder to cause any or all of such shares to be converted into shares of Common Stock on the basis of the Conversion Ratio then in effect, provided, however, that the conversion of the Series A Convertible Preferred Stock shall not be effective until the Articles of Incorporation of the Company have been amended to increase the number of authorized shares of Common Stock to at least 200,000,000 shares (the “Amendment”). Each share of Series A Convertible Preferred Stock shall be convertible into shares of Common Stock based on the ratio required to cause the number of shares of Common Stock issuable upon the conversion of 8,000,000 shares of Series A Preferred Stock to equal 75% of the number of shares of Common Stock then issued and outstanding after the conversion (the “Conversion Ratio”).

The Series A Preferred are not entitled to receive any dividends unless dividends are declared and paid by us on the Company’s Common Stock. If we pay dividends on our Common Stock, then each holder of a share of Series A Convertible Preferred Stock shall be entitled to receive the amount of dividends such holder would have received if its shares of Series A Convertible Preferred Stock had already been converted into shares of Common Stock. The Series A Preferred were not issued in conjunction with any warrants.

Prior to conversion, the Series A Preferred has a liquidation preference equal to $5 million. In the event of any liquidation, dissolution or winding up of Calibre, either voluntary or involuntary (a “liquidation event”), a holder of the Series A Convertible Preferred Stock shall be entitled to receive out of our assets, prior to the holders of the Common Stock and the holders of Preferred Stock with rights junior to the Series A Preferred, for each share of Series A Convertible Preferred Stock held by such holder, $0.625 per share (the “Liquidation Preference”).

CASH FLOW FROM OPERATING ACTIVITIES

For the period ended December 31, 2006, net cash used in operating activities was ($2,855,963) driven primarily by our net loss, the adjustment for our non cash impairment expense, the decrease in our pre-paid expenses and by the increase in our accounts payable and accrued liabilities.

CASH FLOW FROM INVESTING ACTIVITIES

For the period ended December 31, 2006, net cash used in investing activities was ($13,634,748) driven primarily by our investment in oil and gas properties in the Ft. Worth Basin of $10,109,101 and the Bina Bawi Project in Kurdistan, Iraq of $3,359,106.

CASH FLOW FROM FINANCING ACTIVITIES

For the period ended December 31, 2006, net cash provided by financing activities was $15,642,096 which was attributed to our sale of common stock and purchase warrants. On April 18, 2006, we raised an aggregate of $11,560,000 ($10,629,394 net of offering costs) through the sale of 5,780,000 shares of common stock and warrants to purchase 5,780,000 shares of common stock at an exercise price of $2.75 per share. On November 6, 2006, we raised $4,812,500 through the private sale of 1,750,000 shares and warrants to purchase 1,000,000 shares of common stock at an exercise price of $1.50 per share and a term of 2 years; as part of the consideration, the purchaser also surrendered a warrant to acquire 1,750,000 shares of common stock at an exercise price of $2.75 per share.

Future capital expenditures and commitments

Expenditures for exploration and development of oil and natural gas properties and lands costs related to the acquisition of non-producing leasehold are the primary use of our capital resources. Our budgeted capital and exploration and development expenditures are expected to be approximately $6.5 million in 2007 as follows (in millions):

Amount
General and Administrative and Capital Costs	$ 2.5
Exploration and development drilling	3.5
Seismic	0.5
Total	$ 6.5

As of April 13, 2007, we have spent approximately $1 million on capital expenditures for our international project. Our remaining cash balance and revenues from existing projects are sufficient to fund all budgeted development and drilling of our existing projects or to cover our current liabilities, obligations and contractual commitments for 2007. We will need to raise additional capital through the sale of equity and/or debt securities to fully meet our 2007 capital budget. Failure to raise necessary capital or generate sufficient cash flow from operations in 2007 will cause us to curtail existing development or to sell certain existing assets to generate cash.

As a result, the actual amount and timing of our capital expenditures may differ materially from our estimates. Some of the other factors which may prevent us from meeting our 2007 capital budget are among other things, actual drilling results, cost overruns, the availability of drilling rigs and other services and equipment, regulatory, technological and competitive developments, and all such other assumptions referenced in this report.

Hedging

We did not hedge any of our oil or natural gas production during 2006 and have not entered into any such hedges from January 1, 2007 through the date of this filing.

Contractual Commitments
		Payments Due By Period
	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Obligations	$875,938	$205,175	$428,195	$93,673	$1,602,981
Drilling Well in Progress	1,494,258	2,494,258	-	-	3,988,516
Total	$2,370,196	$2,699,433	$428,195	$93,673	$5,591,497

All of our drilling well obligations are associated with the Bina Bawi Project.

As of December 31, 2006, we had no long-term debt obligations, capital lease obligations, purchase obligations or other long-term liabilities reflected on the balance sheet.

Off-Balance Sheet Arrangements

As of December 31, 2006, we had no off-balance sheet arrangements.

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

Reverse Acquisition. We treated the merger of Calibre Energy, Inc., a Delaware corporation, into a subsidiary of Hardwood Doors and Milling Specialties, Inc. as a reverse acquisition. Pursuant to the guidance in Appendix B of SEC Accounting Disclosure Rules and Practices Official Text, the “merger of a private operating company into a non-operating public shell corporation with nominal net assets typically results in the owners and management of the private company having actual or effective operating control of the combined company after the transaction, with the shareholders of the former public shell continuing only as passive investors. These transactions are considered by the staff to be capital transactions in substance, rather than business combinations. That is, the transaction is equivalent to the issuance of stock by the private company for the net monetary assets of the shell corporation, accompanied by a recapitalization.” Accordingly, the reverse acquisition has been accounted for as a recapitalization. For accounting purposes, the original Calibre Energy, Inc. is considered the acquirer in the reverse acquisition. The historical financial statements are those of the original Calibre Energy, Inc. Earnings per share for periods prior to the merger are restated to reflect the number of equivalent shares received by the acquiring company.

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

All capitalized costs of oil and gas properties, including the estimated future costs to develop proved reserves, are amortized on the unit-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects in progress are not amortized until proved reserves associated with the projects can be determined and are periodically assessed for impairment. If the results of an assessment indicate that the properties are impaired, such impairment is added to the costs being amortized and is subject to the ceiling test.  In addition, the capitalized costs are subject to a “ceiling test,” which limits such costs to the aggregate of the “estimated present value,” discounted at a 10-percent interest rate of future net revenues from proved reserves, based on current economic and operating conditions, plus the lower of cost or fair market value of unproved properties.

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

Oil and Gas Properties Not Subject to Amortization. We are currently participating in oil and gas exploration and development activities. As of December 31, 2006, substantially all of our activities are in a preliminary exploration and drilling stage. Upon completion of development of each property, we make an estimate of proved producing reserves associated with such property. Until such time, property, development and exploratory costs are excluded in computing amortization.

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

Employee Stock Plan. In December 2004, the FASB issued SFAS No.123R, “Accounting for Stock-Based Compensation” (“SFAS No. 123R”). SFAS No.123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No.123R requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. Prior to SFAS No.123R, only certain pro forma disclosures of fair value were required. Calibre adopted SFAS No. 123R as of January 1, 2006.

Consolidation of Variable Interest Entities. In January 2003, the FASB issued Interpretation No. 46(R) (“FIN 46”), Consolidation of Variable Interest Entities. FIN 46 addresses consolidation by business enterprises of variable interest entities (formerly special purpose entities). In general, a variable interest entity is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights nor (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. The objective of FIN 46 is not to restrict the use of variable interest entities, but to improve financial reporting by companies involved with variable interest entities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements are effective for the first period that ends after March 15, 2004; we elected to adopt the requirements effective for the reporting period ended December 31, 2006. The adoption of FIN 46 had no effect on our consolidated financial statements.

ITEM 7. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Calibre Energy, Inc.
Washington, DC 20006

We have audited the accompanying balance sheets of Calibre Energy, Inc. as of December 31, 2006 and 2005 and the related statements of operations, shareholders’ equity, and cash flows for the year ended December 31, 2006 and the period from August 17, 2005 (inception) to December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Calibre Energy, Inc. as of December 31, 2006 and 2005 and the results of its operations and its cash flows for the year ended December 31, 2006 and the period from August 17, 2005 (inception) to December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Calibre Energy, Inc. will continue as a going concern. As discussed in Note 3 to the financial statements, Calibre Energy, Inc. was formed on August 17, 2005 and has generated operating losses since inception, has negative cash flow from operations and has an accumulated deficit, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Malone & Bailey, PC

www.malone-bailey.com
Houston, Texas

May 2, 2007

Calibre Energy, Inc.
Balance Sheets
December 31, 2006 and 2005
	2006	2005
Assets

Current Assets
Cash	$1,257,134	$2,105,749
Accounts and notes receivable
Oil and gas sales	233,690	33,960
Related party accounts receivable	406,143	-
Related party note receivable	-	300,000
Prepaid expenses and other	105,564	104,100
Total current assets	2,002,531	2,543,809

Noncurrent Assets
Oil and gas properties, using full cost method
Properties subject to amortization	9,444,540	830,646
Properties not subject to amortization	10,823,688	4,478,235
Furniture and office equipment	485,960	121,778
Less: Accumulated depreciation, depletion, amortization and impairment	(6,154,621)	(35,599)
Net property, furniture and office equipment	14,599,567	5,395,060

Advances to operator-related party	317,552	-
Investments-equity method, net of depreciation	83,125	-
Other assets, net	137,213	-

Total assets	$17,139,988	$7,938,869

Liabilities and Shareholders’ Equity

Current Liabilities
Accounts payable - trade	$1,095,696	$946,852
Accounts payable - related party	1,740,591	-
Accounts payable - employees	-	98,630
Accrued expenses	192,675	20,482
Rights units payable	1,703,446	-
Total current liabilities	4,732,408	1,065,964

Non-Current Liabilities
Asset retirement obligation	53,242	-

Total Liabilities	$4,785,650	$1,065,964

Commitments and Contingencies	-	-

Shareholders’ Equity
Preferred stock; $.001 par value; 10,000,000 shares authorized; none issued	-	-
Common stock; $.001 par value; 100,000,000 shares authorized; 62,350,806 and 47,000,000 shares issued and outstanding at December 31, 2006 and 2005, respectively	62,351	47,000
Additional paid-in capital	24,453,099	8,727,556
Accumulated deficit	(12,161,112)	(1,901,651)
Total shareholders’ equity	12,354,338	6,872,905

Total liabilities and shareholders’ equity	$17,139,988	$7,938,869

The accompanying notes are an integral part of these financial statements.

Calibre Energy, Inc.
STATEMENTS OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2006 AND FOR THE PERIOD FROM INCEPTION (August 17, 2005) TO DECEMBER 31, 2005

	2006	2005

Revenue:
Oil & gas sales, related party	$554,430	$20,778

Operating Expenses:
Lease operating	169,176	14,684
Severance and ad valorem taxes	46,906	-
Depreciation, depletion, amortization and impairment	6,119,022	35,599
General and administrative	2,891,374	1,893,602
Total Operating Expense	9,226,478	1,943,885

Net Income (Loss) From Operations	(8,672,048)	(1,923,107)

Interest income	116,033	21,456
Registration delay expense	(1,703,446)	-
Other Income (Expense)	(1,587,413)	21,456

Net Income (Loss)	$(10,259,461)	$(1,901,651)

Earnings per share - basic and fully diluted	$(0.18)	$(0.05)
Weighted average shares outstanding- basic and fully diluted	55,893,320	36,588,824

The accompanying notes are an integral part of these financial statements.

Calibre Energy, Inc.
Statements of Shareholders’ Equity
For the Year Ended December 31, 2006 and for the Period from Inception (August 17, 2005) to
December 31, 2005

	Common Stock		Additional
			Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, August 17, 2005	-	$ -	$ -	$ -

Initial capital from founding shareholders	27,000,000	27,000	-	-	27,000

Issuance of common stock and warrants	20,000,000	20,000	7,223,056	-	7,243,056

Stock options granted to employees for service	-	-	1,504,500	-	1,504,500

Net loss	-	-	-	(1,901,651)	(1,901,651)

Balance, December 31, 2005	47,000,000	$47,000	$8,727,556	$(1,901,651)	$6,872,905

Issuance of common stock for reverse merger	3,525,000	3,525	(3,525)		-

Issuance of common stock and warrants, net	11,825,806	11,826	15,630,270		15,642,096

Stock based compensation	-	-	98,798		98,798

Net loss	-	-		(10,259,461)	(10,259,461)

Balance, December 31, 2006	62,350,806	$62,351	$24,453,099	$(12,161,112)	$12,354,338

The accompanying notes are an integral part of these financial statements.

Calibre Energy, Inc.
Statements of Cash Flows
For the Year Ended December 31, 2006
and for the Period from August 17, 2005 (Inception) to December 31, 2005

	2006	2005

Cash flows from operating activities
Net loss	$(10,259,461)	$(1,901,651)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Non cash recapitalization expense	100,000	-
Stock based compensation	98,798	1,504,500
Registration delay expense	1,703,446	-
Depreciation, depletion, amortization, and impairment expense	6,119,022	35,599
Equity in losses of affiliates	4,375	-

Changes in working capital components:
(Increase) in accounts receivable	(605,873)	(33,960)
(Increase) in other assets	(238,677)	(104,100)
(Increase) in accounts payable	50,214	1,045,482
Increase in accrued expense	172,193	20,482
Net cash (used in) provided by operating activities	(2,855,963)	566,352

Cash flows from investing activities
Additions to oil and gas properties	(13,483,066)	(5,308,881)
Additions to furniture, office equipment, other assets and leasehold improvements	(364,182)	(121,778)
Investment in Potomac Energy	(87,500)	-
Receipts on notes receivable	650,000	-
Disbursements on note receivable	(350,000)	(300,000)
Net cash (used in) investing activities	(13,634,748)	(5,730,659)

Cash flows from financing activities
Proceeds from sale of common stock, net	15,642,096	7,270,056
Net cash provided by financing activities	15,642,096	7,270,056

Net (decrease) increase in cash	(848,615)	2,105,749

Cash
Beginning of period	2,105,749	-
End of period	$1,257,134	$2,105,749

Supplemental cash flow information:
Interest paid	-	-
Income taxes paid	-	-

Non- cash investing and financing activity:
Asset retirement obligation incurred	53,242	-

The accompanying notes are an integral part of these financial statements.

CALIBRE ENERGY, INC.

Notes to Financial Statements

Note 1.  Organization and Business Operations

We are an independent exploration and production company focused on the acquisition, exploitation, development and sale of crude oil and natural gas; in Irbil Province of Kurdistan, Iraq; in the Barnett Shale in Texas; and the Fayetteville Shale in Arkansas. We are a Nevada corporation, headquartered in Washington, DC and Houston, Texas. Our predecessor company for financial reporting purposes was formed on August 17, 2005.

We intend to expand and develop our exploration and production business and reserves by focusing on the exploration of the Bina Bawi Project in Kurdistan, Iraq and on our projects in the Barnett Shale. We have a 10% participating interest in the Bina Bawi Exploration and Production Sharing Agreement with the Kurdish Regional Government in Kurdistan, Iraq, pursuant to a joint operating agreement with Hawler Energy, Ltd.

In October of 2005, we commenced our operating activities by focusing on shale gas opportunities in the Barnett Shale and the Fayetteville Shale. We initially targeted the Mississippian developments of the Barnett Shale in the Ft. Worth Basin and the Fayetteville Shale development in the Arkoma Basin. We are currently participating in three projects with Kerogen Resources, Inc., a privately held exploration and production company located in Houston, Texas. The projects are the Reichmann Petroleum project, South Ft. Worth Basin project and Williston Basin project.

We believe that major oil companies, in the course of exploring large tracts of international acreage, frequently choose to ignore or abandon smaller discoveries, or discoveries with special infrastructure requirements. Smaller companies, such as Calibre, without the overhead structures of these larger companies can often, through careful due diligence, planning and local intelligence, acquire and turn such discoveries into economic and profitable developments. Our management has industry experience in many international producing areas and has the capability to continue to expand the scope of our activities as opportunities arise. Key elements of our ultimate success include our ability to select opportunities that will promote value creation, to form strategic alliances with influential local partners in certain prolific hydrocarbon regions, to develop our potential as an operator of our future projects, and as a non-operator to develop a close association with our the operating companies for our projects and to maintain a certain degree of control over the timing, expense levels and execution of our projects.

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

Calibre’s financials are based on a number of significant estimates, including oil and gas reserve quantities which are the basis for the calculation of depreciation, depletion and impairment of oil and gas properties, and timing and costs associated with its retirement obligations.

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks and certificates of deposit which mature within three months of the date of purchase.

Concentration of Credit Risk

Financial instruments that potentially subject Calibre to concentration of credit risk consist of cash. At December 31, 2006, Calibre had $1,057,134 in cash in excess of federally insured limits. Calibre maintains cash accounts only at large high quality financial institutions and Calibre believes the credit risk associated with cash is remote.

Calibre's receivables primarily consist of accounts receivable from oil and gas sales owed to related parties.  Accounts receivable are recorded at invoiced amount and generally do not bear interest.  Any allowance for doubtful accounts is based on management's estimate of the amount of probable losses due to the inability to collect from customers. As of December 31, 2006, no allowance for doubtful accounts has been recorded and none of the accounts receivable have been collateralized.

Oil and Gas Properties

Calibre follows the full cost method of accounting for oil and gas properties. Accordingly, all costs associated with acquisition, exploration, and development of oil and gas reserves, including directly related overhead costs and related asset retirement costs, are capitalized.

Under this method, all costs, including internal costs directly related to acquisition, exploration and development activities are capitalizable as oil and gas property costs. Properties not subject to amortization consist of exploration and development costs which are evaluated on a property-by-property basis. Amortization of these unproved property costs begins when the properties become proved or their values become impaired. Calibre assesses the realizability of unproved properties on at least an annual basis or when there has been an indication that impairment in value may have occurred. Impairment of unproved properties is assessed based on management's intention with regard to future exploration and development of individually significant properties and the ability of Calibre to obtain funds to finance such exploration and development. Calibre is currently participating in oil and gas exploration and development activities on onshore properties in the Fort Worth Basin, Williston Basin and Arkoma Basin and in an international onshore project in Irbil, Kurdistan, Iraq. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized. During the year ended December 31, 2006, the Company incurred an impairment expense on its proved properties of $5,368,188 which is reflected in the accompanying Statement of Operations. Calibre expects to evaluate the properties not subject to amortization by the end of 2007. The costs not subject to amortization as of December 31, 2006 are as follows:

Costs excluded from amortization consist of the following at December 31, 2006:

Year Incurred	Acquisition Costs	Exploration Costs	G&G Costs	Development Costs	Capitalized Interest	Total
2006	$4,076,347	$2,269,106	-	-	-	$6,345,453
2005	$1,042,418	$1,083,130	$2,352,687	-	-	$4,478,235
Total	$5,118,765	$3,352,236	$2,352,687			$10,823,688

The fair value of an asset retirement obligation is recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The present value of the estimated asset retirement costs is capitalized as part of the carrying amount of the long-lived asset. For Calibre, asset retirement obligations relate to the abandonment of oil and gas producing facilities. The amounts recognized are based upon numerous estimates and assumptions, including future retirement costs, future recoverable quantities of oil and gas, future inflation rates and the credit-adjusted risk-free interest rate.

Costs of oil and gas properties are amortized using the units of production method. Amortization expense calculated per equivalent physical unit of production amounted to $648,448 and $35,599 for the years ended December 31, 2006 and 2005, respectively.

Under full cost accounting rules for each cost center, capitalized costs of proved properties, less accumulated amortization and related deferred income taxes, shall not exceed an amount (the "cost ceiling") equal to the sum of (a) the present value of future net cash flows from estimated production of proved oil and gas reserves, based on current economic and operating condition, discounted at 10 percent, plus (b) the cost of properties not being amortized, plus (c) the lower of cost or estimated fair value of any unproved properties included in the costs being amortized, less (d) any income tax effects related to differences between the book and tax basis of the properties involved. If capitalized costs exceed this limit, the excess is charged as an impairment expense. During the year ended December 31, 2006, the Company incurred an impairment expense on its proved properties of $5,368,188 which is reflected in the accompanying Statement of Operations.

Furniture and Office Equipment

Furniture and office equipment is stated at cost. Depreciation is computed on a straight-line basis over the estimated useful lives of 5 years.

Operating Leases

The Company's leasing operations consist principally of the leasing of office space and are accounted for as operating leases.  The office leases expire over the next 5 years.

Employee Stock Plan

On January 1, 2006, Calibre adopted SFAS No. 123(R), "Share−Based Payment". SFAS 123(R) replaced SFAS No. 123 and supersedes APB Opinion No. 25. SFAS 123(R) requires all share−based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS 123 are no longer an alternative to financial statement recognition. Caliber adopted SFAS 123(R) using the modified prospective method which requires the application of the accounting standard as of January 1, 2006. The consolidated financial statements for the year ended December 31, 2006 reflect the impact of adopting SFAS 123(R). In accordance with the modified prospective method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

Prior to 2006, Calibre accounted for share−based compensation to employees and directors under the intrinsic value method under APB Opinion No. 25. Under this method, Calibre had not recognized compensation expense for stock granted when the underlying number of shares is known and the exercise price of the option is greater than or equal to the fair market value of the stock on the grant date. Had Calibre determined compensation expense for stock option grants based on their estimated fair value at their grant date, Calibre’s net loss and net loss per share would have been as follows:

Net loss, as reported	($1,901,651)
Add: Stock based intrinsic value included in reported loss	1,504,500
Less: Total stock-based employee compensation expense determined under the fair value based method for all awards	(1,877,465)
Pro forma net loss	($2,274,616)
Basic and diluted loss per share:
As reported:	($0.05)
Pro forma:	($0.06)

Investments

Investments are accounted for under the equity method in circumstances where we are deemed to exercise significant influence over the operations of the investee. Under the equity method, we recognize our share of the investee's earnings and losses in our consolidated statements of operations. Included in investments at December 31, 2006 is an equity investment of $83,125. This investment has been accounted for under the equity method.

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

Loss per share

Basic and diluted net loss per share calculations are presented in accordance with Financial Accounting Standards Statement 128 and are calculated on the basis of the weighted average number of common shares outstanding during the year. Common stock equivalents have been excluded from the calculation of loss per share as their effect would be anti-dilutive.

New Accounting Pronouncements

FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes − An Interpretation of FASB Statement No. 109, ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new FASB standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The evaluation of a tax position in accordance with FIN 48 is a two−step process. The first step is a recognition process whereby the enterprise determines whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more−likely−than−not recognition threshold, the enterprise should presume that the position will be examined by the appropriate taxing authority that has full knowledge of all relevant information. The second step is a measurement process whereby a tax position that meets the more−likely−than−not recognition threshold is calculated to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. Earlier application is permitted as long as the enterprise has not yet issued financial statements, including interim financial statements, in the period of adoption. The provisions of FIN 48 are to be applied to all tax positions upon initial adoption of this standard. Only tax positions that meet the more−likely−than−not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of FIN 48. The cumulative effect of applying the provisions of FIN 48 should be reported as an adjustment to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that fiscal year. We are currently evaluating the statement and have not yet determined the impact of such on our financial statements.

SFAS No. 157, Fair Value Measurement, ("SFAS 157"). This new standard provides guidance for using fair value to measure assets and liabilities. The FASB believes the standard also responds to investors' requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. The standard clarifies that for items that are not actively traded, such as certain kinds of derivatives, fair value should reflect the price in a transaction with a market participant, including an adjustment for risk, not just the company's mark−to−model value. SFAS 157 also requires expanded disclosure of the effect on earnings for items measured using unobservable data. Under SFAS 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. In this standard, the FASB clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, SFAS 157 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, for example, the reporting entity's own data. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. The provisions of SFAS 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. We are currently evaluating this statement and have not yet determined the impact of such on our financial statements. We plan to adopt this statement when required at the start of our fiscal year beginning January 1, 2008.

Note 3.  Going Concern

As shown in the accompanying financial statements, Calibre has incurred operating losses since inception and expects to continue to incur losses through 2007. At December 31, 2006, Calibre had an accumulated deficit of $12,161,112 and a working capital deficit of $2,729,877. However, of this $2,729,877 working capital deficit, $1,703,446, consisted of a non-cash liability related to a charge for a registration delay expense. Calibre has limited financial resources until such time that Calibre is able to raise additional capital or generate positive cash flow from operations. These factors raise substantial doubt about Calibre’s ability to continue as a going concern. Calibre’s ability to achieve and maintain profitability and positive cash flow is dependent upon Calibre’s ability to locate profitable properties, generate revenue from their planned business operations, and control exploration cost. Management plans to fund its future operation by obtaining additional financing and commencing commercial production. However, there is no assurance that Calibre will be able to obtain additional financing from investors or private lenders and, if available, such financing may not be on commercial terms acceptable to Calibre or its shareholders.

Note 4.  Income Taxes

Net deferred tax assets in the accompanying balance sheet consist of the following components as of December 31, 2006 and 2005:

	2006	2005
Net operating loss	$1,477,856	$665,578
Proved property impairment	1,872,691	-
Stock based compensation	34,579	-
Less valuation allowance	(3,385,126)	(655,578)
Total	-	-

The components giving rise to the net deferred tax assets described above have been included in the accompanying balance sheet as noncurrent assets. The deferred tax assets are net of a full valuation allowance of $4,647,544 based on the amount that management believes will ultimately be realized. Realization of the deferred tax asset is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. Loss carry forwards for tax purposes will begin to expire in 2025.

The income tax provision differs from the amount of income determined by applying the U.S. Federal income tax rate to pretax income for the year ended December 31, 2006 primarily due to the valuation allowance.

Note 5.  Reichmann Petroleum Bankruptcy

Calibre is party to a letter agreement dated October 5, 2005 with Kerogen Resources pursuant to which Calibre participates in the Reichmann Petroleum project. The project is a joint venture with Kerogen Resources, Crosby Minerals and Reichmann Petroleum Corporation to explore, acquire and develop properties located in the Barnett Shale in the Ft. Worth Basin of North Texas. Reichmann is the operator of the properties. In October 2005 Calibre acquired, through Kerogen Resources, a 12.5% working interest in 6,190 net acres of leasehold interests in Parker, Tarrant, Denton, and Johnson Counties, Texas. Subsequent to the initial acquisition, Calibre purchased a 25% working interest in 443 net acres of leasehold interests from Reichmann Petroleum in Johnson County, Texas. Kerogen Resources provides the technical guidance for the project and in exchange received 12.5% of our working interest in each well drilled. As of December 31, 2006, Calibre has paid Kerogen a total $9,191,599 of which $3,179,660 was for the 12.5% working interest in the initial 6,190 acres, prepayment of drilling costs on 12 wells and for the 25% working interest in the leasehold interest in Johnson County, TX and $6,011,939 was for operating costs (ie, drilling and completion costs) of the JV since the original payment. Kerogen then paid such amounts to Reichmann Petroleum Corporation as reimbursement of leasehold costs, drilling and operating expenses. Currently, our net acreage position subject to the Reichmann agreement is 773.94 net acres. As of December 31, 2006 We have participated in 22 gross wells of which 12 wells are currently producing, five wells have been drilled, completed and fraced and are waiting to be hooked up to a pipeline, and five wells have been drilled to total depth, completed and are waiting to be fraced.

On December 8, 2006, the operator of the properties in the Barnett Shale Project, Reichmann Petroleum, filed for voluntary Chapter 11 bankruptcy protection. All development activity on this joint venture with Reichmann has ceased pending the resolution of legal claims. Calibre’s interests in the Reichmann-operated properties are held through Calibre’s agreement with Kerogen. To date, revenues from this project have been netted against capital and operating expenditures. As a result of the bankruptcy, Calibre’s net share of working interest production is expected to be paid into a separate account under the control of the bankruptcy court. As of December 31, 2006, Calibre had an outstanding net revenue receivable balance of $406,143 from Kerogen related to certain wells in the Reichmann project. Furthermore, as of December 31, 2006, Calibre had an outstanding joint interest payable balance of approximately $1.1 million to Kerogen.  As a result of the bankruptcy, receivable revenue may or may not be collectible. Calibre has petitioned the bankruptcy court and expects a resolution in the bankruptcy court that will permit payment of Calibre’s share of working interest production. Calibre believes it will be successful in collecting its share of production revenues either in cash or in production-in-kind from Reichmann and Kerogen. Accordingly, no allowance has been made for the receivable.

Additionally, Kerogen has petitioned the bankruptcy court to potentially continue with the development of the Reichmann leases with a new operator. Calibre believes, but cannot provide assurance, that the bankruptcy court will resolve to permit ongoing development operations on the project leases, however, the terms of the leases for the project generally require commencement of drilling operations within the primary term of each lease. If development does not proceed as a result of the Reichmann bankruptcy, those undeveloped and partially developed leases in the project will terminate and Calibre will have to impair these properties. The value of these properties is approximately $450,000 as of December 31, 2006. Capital expenditures invested to date in these partially developed wells is approximately $1,250,000.

As of December 31, 2006, Calibre received and paid cash calls from Kerogen Resources of $276,000 for certain wells in the Reichmann Project. Although several of these cash calls are over a year old, Calibre has not received detailed support for expenditures or joint interest billings (JIB) to associate with these cash calls. Furthermore, $234,000 of the cash calls is associated with a well which was not ultimately drilled. Calibre has requested return of that money or netting of the full amount against existing payables with Kerogen Resources on other wells. Calibre believes that it will ultimately be successful in recovery, but as a result of the bankruptcy, it could be forced to impair the expenditure. The amounts paid for cash calls are reflected in related party accounts receivable on the accompanying balance sheet. Upon receipt of supporting documentation of these costs, such costs will be transferred into oil and gas properties and will be subject to a ceiling test and might lead to additional impairment expense.

Note 6.  Shareholders’ Equity

Preferred Stock

Calibre is authorized to issue up to 10 million shares of $.001 par value preferred stock, the rights and preferences of which are to be determined by the Board of Directors at or prior to the time of issuance. As of December 31, 2006, none of the preferred stock is outstanding.

Common Stock

As of December 31, 2006, Calibre is authorized to issue 100,000,000 shares of common stock, par value of $.001 per share. The founding shareholders were granted and issued 27,000,000 shares of common stock at inception. In October 2005, Calibre completed a private offering of 20,000,000 shares of common stock at a price of $.40 per share realizing net proceeds after offering costs of $7.2 million. In conjunction with the common shares issued, Calibre issued warrants to purchase 10,000,000 shares of common stock at an exercise price of $.75 per share. The warrants expire in October 2007. These warrants are valued at $0.15 per share or $1,500,000. Calibre paid fees and expenses related to this offering of $756,944. Calibre also granted 2,000,000 warrants with an exercise price of $0.40 per share. The Warrants expire in October 2007. These warrants were also valued at $0.15 per share or $300,000.

In March and April 2006, Calibre raised an aggregate of $11,560,000 ($10,629,394 net of offering costs) through the sale of 5,780,000 units.  A unit consists of 1 share of common stock and 1 warrant to purchase shares of common stock at an exercise price of $2.75 per share and a term of 2 years.  Subscribers for units also are entitled to be issued one non-transferable right (a “Right”) for each Unit purchased, each Right entitling the holder thereof, subject to certain conditions, to be issued 0.10 of a Unit (each whole such Unit, a “Rights Unit”) in the event that either: (i) the Company has not filed with the U.S. Securities and Exchange Commission (the “SEC”) a Registration Statement (as defined below) and had such Registration Statement declared effective by the SEC that is 120 days following the Closing Date; or (ii) completed a Canadian Going Public Transaction (the completion of one or both of such events referred to as the “Liquidity Event”), on or before the date that is 120 days following the Closing Date (the “Liquidity Event Deadline”), which was August 17, 2006.  As Calibre did not complete the Liquidity Event, subscribers in this private placement are entitled to be issued 0.10 of a Unit for each Unit they own.  Calibre has recorded a liability for the issuance of 578,000 Rights Units and non cash registration delay expense of $1,703,446 to reflect the value of the units required to be issued.

On November 6, 2006, Calibre raised $4,812,500 through the private sale of 1,750,000 shares and warrants to purchase 1,000,000 shares of common stock at an exercise price of $1.50 per share and a term of 2 years. As part of the consideration, the purchaser also surrendered a warrant to acquire 1,750,000 shares of common stock at an exercise price of $2.75 per share.

Note 7.  2005 Stock Incentive Plan

Calibre adopted the 2005 Stock Incentive Plan (the “Plan”) in October 2005. Under the Plan, options may be granted to key employees and other persons who contribute to the success of Calibre. Calibre has reserved 9,000,000 shares of common stock for the Plan. Option awards are generally granted with an exercise price equal to the market price of Calibre’s stock at the date of grant. During the year ended December 31, 2006, 4,000,000 options were exercised. Calibre received proceeds of $200,000 upon the exercise of these options..

During the twelve month period ended December 31, 2006, Calibre issued 100,000 incentive stock options to an employee of Calibre with an exercise price of $2.10 per share. These options expire on July 27, 2016, vest 25% on each anniversary of the date of issuance over 4 years and had a fair value of $167,594 at the date of grant. Calibre valued these options using the Black-Scholes option -pricing valuation model. The model uses market sourced inputs such as interest rates, stock prices, and option volatilities, the selection of which requires management’s judgment, and which may impact the value of the options. The assumptions used in the Black-Scholes valuation model were: a risk-free interest rate of 5.00%; the current stock price at date of issuance of $2.10 per share; the exercise price of the options of $2.10 per share; the term of 10 years; volatility of 70.94%; and dividend yield of 0.0%. For the twelve month period ended December 31, 2006, Calibre recorded compensation expense of $20,950 to amortize the cost of these non-vested options over the service period of the options. Calibre issued 300,000 incentive stock options to an employee of Calibre with an exercise price of $2.40. These options expire on October 10, 2016, vest 25% on each anniversary of the date of issuance over 4 years and had a fair value of $589,509 at the date of grant. Calibre valued these options using the Black-Scholes option -pricing valuation model. The model uses market sourced inputs such as interest rates, stock prices, and option volatilities, the selection of which requires management’s judgment, and which may impact the value of the options. The assumptions used in the Black-Scholes valuation model were: a risk-free interest rate of 5.00%; the current stock price at date of issuance of $2.40 per share; the exercise price of the options of $2.40 per share; the term of 10 years; volatility of 75.12%; and dividend yield of 0.0%. For the twelve month period ended December 31, 2006, Calibre recorded compensation expense of $36,844 to amortize the cost of these non-vested options over the service period of the options

Prior to January 1, 2006, Calibre granted a total of 650,000 non-vested options including options to purchase 50,000 shares of common stock at an exercise price of $0.12 per share, and options to purchase 600,000 shares of common stock at an exercise price of $0.24 per share. All non-vested options vest over a four year service period and expire 10 years after the date of grant. For the year ended December 31, 2006, Calibre recorded compensation expense of $41,004 to amortize the cost of these options over the service period of the options.

A summary of option activity as of December 31, 2006, and changes during the twelve months ended December 31, 2006 is presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2006	6,450,000	$0.09
Granted	400,000	$2.32
Exercised, forfeited, or expired	(4,000,000)	$0.05
Outstanding at December 31, 2006	2,850,000	$0.46	8.99	$7,951,500

Exercisable at December 31, 2006	1,962,000	$0.14	8.85	$5,473,980

The weighted-average grant-date fair value of options granted during the twelve months ended December 31, 2006 was $1.89 per share.

A summary of Calibre’s non-vested shares as of December 31, 2006 and changes during the twelve months ended December 31, 2006, is presented below:

Nonvested Shares	Shares	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2006	650,000	$0.25
Granted	400,000	$2.32
Vested	162,500	$0.24
Forfeited	-	-
Nonvested at December 31, 2006	887,500	$1.17

As of December 31, 2006, there was $822,305 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 3.3 years. 4,000,000 shares were exercised and 137,500 shares vested during the twelve month period ended December 31, 2006.

The fair value of each option granted on December 28, 2006 is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: December 28, 2006, dividend yield $0, expected volatility of 57.99%, risk-free interest rate of 5.0%, and expected lives of 10 years.

Note 8.   Warrants

Calibre’s warrants outstanding and exercisable as of December 31, 2006 are:

Exercise Price	Number of shares	Remaining life	Exercisable Number of Shares Remaining

$0.40	2,000,000	1.0 years	2,000,000
$0.75	10,000,000	1.0 years	9,600,000
$1.50	1,000,000	1.9 years	1,000,000
$2.00	577,500	1.5 years	577,500
$2.75	5,780,000	1.5 years	4,030,000
	19,357,500		17,207,500

During the twelve months ended December 31, 2006, 400,000 warrants were exercised on a cashless basis resulting in the issuance of 295,806 shares of common stock, 1,750,000 warrants priced at $2.75 per share were surrendered and 1,000,000 warrants priced at $1.50 per share were issued pursuant to the Private Placement in November of 2006.

Note 9. Related Party Transactions.

Kerogen Resources, Inc.

Our President and Chairman, Mr. Prentis B. Tomlinson, Jr., owns a 17.9% (on a fully diluted basis) stake of Kerogen Resources, Inc., a privately held oil and gas exploration company. Calibre has entered into four agreements with Kerogen Resources, Inc.

First, Calibre is party to a letter agreement dated October 5, 2005 with Kerogen Resources pursuant to which Calibre participates in the Reichmann Petroleum project. The project is a joint venture with Kerogen Resources, Crosby Minerals and Reichmann Petroleum Corporation to explore, acquire and develop properties located in the Barnett Shale in the Ft. Worth Basin of North Texas. Reichmann is the operator of the properties. In October 2005 Calibre acquired, through Kerogen Resources, a 12.5% working interest in 6,190 net acres of leasehold interests in Parker, Tarrant, Denton, and Johnson Counties, Texas. Subsequent to the initial acquisition, Calibre purchased a 25% working interest in 443 net acres of leasehold interests from Reichmann Petroleum in Johnson County, Texas. Kerogen Resources provides the technical guidance for the project and in exchange received 12.5% of our working interest in each well drilled. As of December 31, 2006, Calibre has paid Kerogen a total $9,191,599 of which $3,179,660 was for the 12.5% working interest in the initial 6,190 acres, prepayment of drilling costs on 12 wells and for the 25% working interest in the leasehold interest in Johnson County, TX and $6,011,939 was for operating costs (ie, drilling and completion costs) of the JV since the original payment. Kerogen then paid such amounts to Reichmann Petroleum Corporation as reimbursement of leasehold costs, drilling and operating expenses. Currently, our net acreage position subject to the Reichmann agreement is 773.94 net acres. As of December 31, 2006 we have participated in 22 gross wells of which 12 wells are currently producing, five wells have been drilled, completed and fraced and are waiting to be hooked up to a pipeline, and five wells have been drilled to total depth, completed and are waiting to be fraced.

Second, Calibre entered into a Participation Agreement dated September 20, 2005 with Kerogen Resources for the exploration and development of prospects in the South Fort Worth Basin. Pursuant to this agreement Calibre is obligated to pay Kerogen Resources $597,000 for its identification of prospects; as of December 31, 2006, Calibre has paid Kerogen Resources $500,000 of such amount. As of December 31, 2006, our net leasehold position pursuant to this agreement is 3,812 acres. Calibre has paid approximately $1,184,584 to Kerogen for participation in these leases in the Ft. Worth Basin of Texas. All the leasehold acreage is undeveloped. The price paid for leases represented market prices for similar acreage in the area.

Third, Calibre entered into a Participation Agreement dated September 5, 2005 with Kerogen Resources for the exploration and development of prospects in the Williston Basin. Pursuant to this agreement Calibre is obligated to pay Kerogen Resources $638,600 for its identification of prospects and as of December 31, 2006, Calibre has paid Kerogen Resources $550,000 of such amount. Calibre has not leased or developed any properties pursuant to this agreement.

Fourth, Calibre held a promissory note issued by Kerogen Resources. The principal owed pursuant to the note was $300,000 bearing interest at the rate of 6.25% per annum. The principal of this note and accrued interest thereon was due and payable in a single installment on the maturity date. The maturity date was the earlier of September 30, 2006 or the date on which Kerogen Resources received gross proceeds of at least $6,000,000 from a sale of equity, in one or more transactions. Calibre acquired the note from Mr. Tomlinson in October 2005 in exchange for a payment of $300,000. This note was entered into by Mr. Tomlinson, a founder of Calibre Energy, in anticipation of the formation of Calibre. After the incorporation of Calibre, the company entered into agreements with Kerogen for the purpose of identification, exploration and development of prospects in the Fort Worth Basin and Williston Basin. The Reichmann Petroleum Project and South Fort Worth Basin project are projects identified by these agreements. On March 24, 2006, Kerogen Resources repaid $314,623, the full amount of the promissory note and all interest due.

Standard Drilling, Inc.

On March 24, 2006, Calibre loaned $350,000 to Standard Drilling, Inc. pursuant to a loan bearing interest at 4% per annum. On April 7, 2006 Standard Drilling, Inc. repaid Calibre $350,545, the full amount of the loan with all interest due. Mr. Tomlinson, our President, controls a limited liability company that, at the time of the loan, owned 53% of Standard Drilling, Inc. and serves as its CEO. Further, Standard Drilling’s principal officers also serve as officers for Calibre.

Several of Calibre’s officers, including its President and Vice Chairman are also employed as officers and/or directors of Standard Drilling, Inc., a company engaged in the business of drilling services. As a result, each of these officers devoted some of their business time to the management of Standard Drilling, Inc. The amount of time devoted to the management of Calibre’s business and the management of Standard Drilling’s business by each of these officers fluctuates from day to day and week to week. An officer may devote his time exclusively to the management of our business or to Standard Drilling for a period of time. Each of the officers has significant discretion as to whether to devote time to management of the Calibre’s business or to management of Standard Drilling’s business.

On January 16, 2007 Calibre entered into a Business Opportunity Agreement with Standard Drilling, Inc. pursuant to which Calibre agreed to not acquire, invest in or operate any oil field services business. Calibre also agreed to advise Standard Drilling, Inc., of any such opportunities presented to Calibre. In exchange, Standard Drilling, Inc. agreed to not acquire, invest in or operate any exploration and production business other than that it currently holds and to advise Claibre of any exploration and production business that is presented to it.

Potomac Energy, LLC (“Potomac”) is a joint venture entity formed by Calibre and Standard Drilling to acquire software licenses and data sufficient to build and maintain a land title database that will cover a portion of the Ft. Worth Basin in north central Texas. Calibre and Standard Drilling each own 50% of Potomac, and each contributed $87,500 to Potomac in the twelve month period ended December 31, 2006. Calibre and Standard Drilling will pay equally all costs of Potomac. Each Company will have access to the Potomac database. Calibre uses this database to generate prospects and to perform land title work on existing prospects. Standard Drilling uses this database to perform land title work on its existing property as permitted by the Business Opportunity Agreement between Calibre and Standard Drilling dated January 16, 2007. As of February 6, 2007, Potomac has had no other activities other than the purchase of software and has no assets other than the software. Potomac is governed by a two person board comprised of one representative of Calibre Energy and one representative of Standard Drilling. William B. Nunnallee, Calibre’s Vice President of Land, serves as an officer and director of Potomac. Calibre accounts for its investment in Potomac under the equity method.

Calibre shares facilities and some overhead costs with Standard Drilling in Washington D.C. Calibre has entered into a service agreement pursuant to which Standard Drilling will pay Calibre for office space and supplies, use of office equipment, secretarial services and any other services Calibre provides to them in sharing the Washington D.C. office space. Pursuant to the services agreement, Standard Drilling reimburses Calibre for 50% of the costs of the health insurance provided to officers who are employed by both companies. The agreement provides for minimum quarterly payments to Calibre of $70,000 under the services agreement. The services agreement may be terminated by either party on 30 days notice. The two companies have separate offices and staff in Houston, Texas.

Calibre no longer anticipates that it will engage Standard Drilling to provide Calibre with drilling services.

Hawler Energy, Ltd.

Calibre entered into a Novation and Amendment Agreement among Hawler Energy, Ltd. (“Hawler Energy”), a Cayman Islands company, A & T Petroleum Company, Ltd. (“A & T”), a Cayman Islands company, and Hillwood Energy, Ltd. (“Hillwood”), a Cayman Islands company. Pursuant to the Novation Agreement Calibre became parties to the Exploration and Production Sharing Agreement (“the EPSA”) dated March 29, 2006 between A&T, Hawler Energy and the Oil and Gas Petroleum Establishment of the Kurdistan Regional Government (the “OGE”). Calibre entered into a Joint Operating Agreement with Hawler Energy, Ltd, a wholly owned subsidiary of Prime Natural Resources. One of Calibre’s former directors, W. Richard Anderson, is the CEO of Prime Natural Resources. The Joint Operating Agreement with Hawler Energy, Ltd. provides the Company a 10% stake in the EPSA with the Kurdish Regional Government for the exploration and development of the Bina Bawi prospects. Pursuant to this agreement, Calibre is obligated to pay Hawler Energy, Ltd. at least $5,500,000 for a 10% stake in the EPSA. Calibre has paid Hawler Energy, Inc. $3,359,106 of such amount during the twelve months ended December 31, 2006.

Note 10. Commitments and Contingencies

Calibre Energy, Inc. leases 2,360 square feet of office space in Washington, D.C. that serves as its corporate office. The lease is at market rates and expires in October 2008. Additionally, Calibre has an operations office of 4,000 square feet in Houston, Texas. The lease is at market rates and expires on August 30, 2011.

At December 31, 2006, future minimum lease payments under the operating leases are as follows:

2007	$205,175
2008	210,365
2009	107,606
2010	110,224
2011	93,673
Total	$875,938

Total rent expense was $154,823 for the year ended December 31, 2006. There were $17,700 of leasehold incentives which will be amortized over the life of the lease.

As of March 15, 2007, Calibre had drilling commitments of $2,494,528 in 2007 for drilling and completion of wells in progress. If these commitments are not met, Calibre will not receive assignment for its interest in the Bina Bawi prospect.

Note 11. Asset Retirement Obligations

In accordance with SFAS 143, “Accounting for Asset Retirement Obligations” Calibre records the fair value of a liability for asset retirement obligations (“ARO”) in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. The present value of the estimated asset retirement cost is capitalized as part of the carrying amount of the long-lived asset and is depreciated over the useful life of the asset. Calibre accrues an abandonment liability associated with its oil and gas wells when those assets are placed in service. The ARO is recorded at its estimated fair value and accretion is recognized over time as the discounted liability is accreted to its expected settlement value. Fair value is determined by using the expected future cash outflows discounted at Calibre’s credit-adjusted risk-free interest rate. No market risk premium has been included in Calibre’s calculation of the ARO balance. Calibre’s net ARO liability at December 31, 2006 is $53,242.

Note 12. - Subsequent Events

Private Placement

On April 13, 2007, Calibre completed a private placement of 8,000,000 Series A Convertible Preferred Shares with BlueWater Capital Group, LLC, a private investment group managed by our Chairman, CEO and President Prentis B. Tomlinson, Jr. in exchange for net proceeds of $5,000,000 of which $1,000,000 has been received by Calibre and the remaining $4,000,000 has been structured as a non interest bearing note payable to the Calibre in monthly increments of $800,000 over the next 5 months. The Series A Preferred has that number of votes equal to 51% of the total votes entitled to be cast by all outstanding capital stock. After the receipt of the total proceeds, the preferred shares may be convertible, at the election of the Holder, into a fixed amount of common stock, equal to 75% of total outstanding shares then issued and outstanding at the time of conversion.

Each holder of shares of Series A Convertible Preferred Stock shall be entitled at the election of the holder to cause any or all of such shares to be converted into shares of Common Stock on the basis of the Conversion Ratio then in effect, provided, however, that the conversion of the Series A Convertible Preferred Stock shall not be effective until the Articles of Incorporation of the Company have been amended to increase the number of authorized shares of Common Stock to at least 200,000,000 shares (the “Amendment”). Each share of Series A Convertible Preferred Stock shall be convertible into shares of Common Stock based on the ratio required to cause the number of shares of Common Stock issuable upon the conversion of 8,000,000 shares of Series A Preferred Stock to equal 75% of the number of shares of Common Stock then issued and outstanding after the conversion (the “Conversion Ratio”).

The Series A Preferred are not entitled to receive any dividends unless dividends are declared and paid by us on the Company’s Common Stock. If we pay dividends on our Common Stock, then each holder of a share of Series A Convertible Preferred Stock shall be entitled to receive the amount of dividends such holder would have received if its shares of Series A Convertible Preferred Stock had already been converted into shares of Common Stock. The Series A Preferred were not issued in conjunction with any warrants.

Prior to conversion, the Series A Preferred has a liquidation preference equal to $5 million. In the event of any liquidation, dissolution or winding up of Calibre, either voluntary or involuntary (a “liquidation event”), a holder of the Series A Convertible Preferred Stock shall be entitled to receive out of our assets, prior to the holders of the Common Stock and the holders of Preferred Stock with rights junior to the Series A Preferred, for each share of Series A Convertible Preferred Stock held by such holder, $.625 per share (the “Liquidation Preference”).

The voting power of each share of Series A Convertible Preferred Stock shall be equal to the number of votes required to cause the aggregate of the votes entitled to be cast by all of the issued and outstanding Series A Convertible Preferred Stock to equal 51% of all votes entitled to be cast by all our classes of stock. The Series A Convertible Preferred Stock shall be entitled to vote on any and all matters brought to a vote of holders of Common Stock. Holders of Series A Convertible Preferred Stock shall be entitled to notice of all shareholder meetings or written consents with respect to which they would be entitled to vote, which notice would be provided to the holders of the Common Stock pursuant to the Company’s Bylaws and applicable statutes.

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

Proved Developed and Undeveloped Oil and Gas Reserves (natural gas), at year end (net):

	Period ended December 31, 2006	Period ended December 31, 2005
	(Mcf)	(Mcf)
Balance, January 1, 2006	66,000	-
Extensions and discoveries	1,703,318	69,000
Production	(111,318)	(3,000)
Balance, December 31, 2006	1,658,000	66,000

Proved developed reserves
At December 31, 2005	66,000	-
At December 31, 2006	796,638	(66,000)

Standardized Measure of Discounted Future Net Cash Flows:

	December 31, 2006	December 31, 2005
Future cash inflows	$9,923,393	$462,794
Future production costs	(2,738,780)	(154,904)
Future development costs	(1,253,879)	(10,938)
Future net cash flows	5,930,734	296,952
Future income taxes	-	(103,933)
10% annual discount for estimated timing of cash flows	(2,538,429)	(60,500)
Standardized Measure of Discounted Future Net Cash Flows	$3,392,305	$132,519

Changes in Standardized Measure of Discounted Future Net Cash Flows:

	For Period ended December 31, 2006	For Period ended December 31, 2005
Beginning of the year	$132,519	-
Extensions, discoveries and improved production	3,645,040	138,613
Sales of oil and gas produced, net of production costs	(385,254)	(6,094)

End of the Year	$3,392,305	$132,519

The following supplemental information for exploration and development activities in 2006 is disclosed by the following geographic areas: the United States and Kurdistan (International)

Capitalized costs relating to oil and gas producing activities for the year ending December 31, 2006 are as follows:

Total Capitalized Costs
Properties being amortized	$ 9,444,539
Properties not being amortized - domestic	6,554,582
Properties not being amortized - international	4,269,106
Less: Accumulated depletion, depreciation, and impairment	(6,052,233)
Net Capitalized Costs	$14,215,994

Costs incurred for property acquisition, exploration, and development activities for the year ended December 31, 2006 are as follows:

	Evaluated	Unevaluated	Total
Acquisition of properties
Proved	-	-	-
Unproven - Domestic	-	$4,880,739	$4,880,739
Unproven - International		2,000,000	2,000,000
Exploration and Development Activities
Domestic	5,809,501	-	5,809,501
International	-	2,269,106	2,269,106
Total Costs	$5,809,501	$9,149,845	$14,959,346

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Change of Accountants

Effective April 7, 2006, our Board of Directors, determined to change our independent accountants and dismissed Jones Simkins, PC as our independent registered public accounting firm. The Audit Committee of the Board of Directors and the Board of Directors approved the decision to change independent auditors. Jones Simkins, PC had served as our Independent Registered Public Accountant since June 1, 2001.

During the two most recent fiscal years of Hardwood Doors and Milling Specialties, Inc., ending December 31, 2004 and 2005, (i) there were no disagreements between us and Jones Simkins, PC on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of Jones Simkins, PC would have caused Jones Simkins to make reference to the matter in its reports on our financial statements, and (ii) Jones Simkins’ PC report on our financial statements did not contain any adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope, or accounting principles with the exception of the following “going concern” qualification:

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

On April 4, 2006, our Audit Committee recommended the engagement of Malone & Bailey, PC as our independent registered public accounting firm. Our Board of Directors appointed Malone & Bailey, PC as our Independent Registered Public Accountant effective April 7, 2006.

ITEM 8A. Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 31, 2006. Based on this evaluation, our chief executive officer and chief financial officer have concluded that, as of December 31, 2006, our disclosure controls and procedures were not effective. Our conclusion was based on (1) our lack of systematic accounting and disclosure procedures, (2) the initial stages of the development of our IT systems, (3) the hiring and development of new personnel and (4) the number of adjustments identified by our independent auditors during the course of their audit. Changes in our internal controls over financial reporting occurred in the fourth quarter 2006 that materially affected our internal control over financial reporting. We attribute all of the identified weaknesses to the formative stage of our organizational development. We currently lack the personnel resources to ensure that our disclosure controls and procedures are adequate. We are addressing the procedural and control issues by adding more formalized accounting procedures and IT systems to maintain and monitor our Oil and Gas Properties and Reserves.

Calibre has substantially increased its business activities since the merger on January 27, 2006. Accordingly, Calibre has been required to improve its system of internal control over financial reporting during the fiscal quarter covered by this report by (1) initiating a plan to formalize accounting and disclosure procedures for Oil and Gas Properties and Reserve Calculations; (2) further development of our internal IT systems; (3) performing additional reviews of our internal Oil and Gas Properties and Reserve Calculations prior to review by our independent auditors to ensure that no items that would have a material affect or are reasonably likely to have a material affect on internal control over financial reporting will be identified prior to issuance of our reports.

There were no significant changes in our internal control over financial reporting during the quarter ended December 31, 2006 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The information required by this item with respect to the directors, executive officers and compliance with Section 16(a) of the Exchange Act is incorporated by reference from the information provided under the headings “Election of Directors,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance,” respectively, contained in the Company’s Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of the proxies for the Company’s Annual Meeting of Stockholders.

ITEM 10. EXECUTIVE COMPENSATION.

The information required by this item is incorporated by reference from the information provided under the heading "Executive Compensation" of the Company's Proxy Statement.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item is incorporated herein by reference from the information provided in the Company’s Proxy Statement.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated herein by reference from the information provided in the Company’s Proxy Statement.

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

10.4
Letter Agreement re: Barnett Shale Acquisition dated October 12, 2005 between Reichmann Petroleum and Calibre Energy, Inc. (Incorporated by reference to Exhibit 10.4 of Calibre Energy, Inc.’s Current Report on Form 8-K filed January 27, 2006.)

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

10.14	Form of Stock Purchase Warrant dated April 18, 2006.
10.15	Registration Rights Agreement dated April 18, 2006.
10.16	Certificate of Designation, Preferences, Rights and Limitations of Series A Convertible Stock of Calibre Energy, Inc.dated April 13, 2007
10.17	Investment Agreement dated as of April 13, 2007 between Calibre Energy, Inc., a Nevada corporation and BlueWater Capital Group, LLC, a Delaware limited liability company
10.18	Promissory Note dated as of April 13, 2007 between Calibre Energy, Inc., a Nevada corporation and BlueWater Capital Group, LLC, a Delaware limited liability company
10.19	Stock Pledge Agreement entered into effective April 13, 2007, by and between BlueWater Capital Group, LLC, a Delaware limited liability company and Calibre Energy, Inc., a Nevada corporation
10.20	Guaranty dated as of April 13, 2007, made between Prentis B. Tomlinson, Jr. and in favor of Calibre Energy, Inc. a Nevada corporation, and its successors and assigns
10.21	Amendment to Section 9 of Article II of the Bylaws of the Company dated and effective April 13, 2007
23.1*	Consent of Forrest A. Garb & Associates
31.1*	Chief Executive Officer Certification Pursuant to Section 13a-14 of the Securities Exchange Act
31.2*	Chief Financial Officer Certification Pursuant to Section 13a-14 of the Securities Exchange Act
32.1*	Certification of the CEO, pursuant to 18 U.S.C. §§ 1350 as adopted pursuant to §§ 906 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the CFO, pursuant to 18 U.S.C. §§ 1350 as adopted pursuant to §§ 906 of the Sarbanes-Oxley Act of 2002
*Filed herewith

LEGAL MATTERS

The validity of the common stock offered by this report was passed upon for us by Vinson & Elkins L.L.P., Houston, Texas.

RESERVE ENGINEERS

Certain estimates of our net oil and natural gas reserves and related information as of December 31, 2006 included in this report have been derived from engineering reports prepared by Forrest A. Garb & Associates. All such information has been so included on the authority of such firm as experts.

Item 14. Principal Accountant Fees and Services.

      During fiscal year 2006 and fiscal year 2005, the aggregate fees which we paid to Malone & Bailey, PC, our independent auditors, for professional services were as follows:
	Fiscal Year Ended December 31, 2006	Fiscal Year Ended December 31, 2005

Audit Fees	$140,875	$51,585
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-

(1)	Fees for audit services include fees associated with the annual audit, quarterly reports and with the preparation of our SB-2.

Audit-Related Fees

There were no fees for other audit related services for fiscal year ended 2006.

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

Date: May 4, 2007	CALIBRE ENERGY, INC. By: / s/ Prentis B. Tomlinson, Jr. Prentis B. Tomlinson, Jr. Chairman, Chief Executive Officer, and Interim Chief Financial Officer

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: May 4, 2007	By: /s/ Prentis B. Tomlinson, Jr. Prentis B. Tomlinson, Jr. Director

By: /s/ Edward L. Moses Edward L. Moses Director

By:/s/ Derek H. L. Buntain
Derek H. L. Buntain Director

By:/s/Robert H. Steelhammer
Robert H. Steelhammer Director