Form 10QSB
period 2007-03-31
Calibre Energy, Inc.
filed 2007-05-21
CIK 1124074

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2007

                        Commission File Number 000-50830

                              CALIBRE ENERGY, INC.
                              --------------------
             (Exact name of registrant as specified in its charter)

                 Nevada                                      88-0343804
                 ------                                      ----------
      State or other jurisdiction                         (I.R.S. Employer
   of incorporation or organization                      Identification No.)


                          1667 K Street NW, Suite 1230
                              Washington, DC 20006
                              --------------------
               (Address of principal executive offices) (Zip Code)

                                 (202) 223-4401
                                 --------------
              (Registrant's telephone number, including area code)

   (Former name, former address, and former fiscal year if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes |_| No |X|


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                         Outstanding as of May 18, 2007
--------------------------------------------------------------------------------
Common Stock, par value $.001 per share                  62,437,704
--------------------------------------------------------------------------------


         Transitional Small Business Format (check one): Yes |_| No |X|


              CALIBRE ENERGY, INC. QUARTERLY REPORT ON FORM 10-QSB

                         FOR THE QUARTERLY PERIOD ENDED

                                 March 31, 2007

                                TABLE OF CONTENTS

PART I                            FINANCIAL INFORMATION                                                             PAGE

                  Item 1.         Financial Statements
                                  - Balance Sheets as of March 31, 2007 December 31, 2006 (unaudited)                 3
                                  - Statement of Operations for the
                                  Three months ended March 31, 2007 and 2006 (unaudited)                              4
                                  - Statement of Shareholders' Equity
                                  Three months ended March 31, 2007 and 2006 (unaudited)                              5
                                  - Statement of Cash Flows for the
                                  Three months ended March 31, 2007 and 2006 (unaudited)                              6
                                  - Notes to Financial Statements                                                     7
                  Item 2.         Management's Discussion and Analysis of Financial Condition
                                  and Results of Operations                                                          12
                  Item 3.         Controls and Procedures                                                            16

PART II                           OTHER INFORMATION

                  Item 1.         Legal Proceedings
                  Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds                        17
                  Item 3.         Defaults Upon Senior Securities                                                    17
                  Item 4.         Submission of Matters to a Vote of Security Holders                                17
                  Item 5.         Other Information                                                                  17
                  Item 6.         Exhibits                                                                           17
                                  Signatures                                                                         18
                                  Index to Exhibits                                                                  19



                         PART I - FINANCIAL INFORMATION

                              Calibre Energy, Inc.
                                 Balance Sheets
                   As of March 31, 2007 and December 31, 2006
                                   (Unaudited)

                                                                                               March 31,   December 31,
                                                                                                 2007          2006

Assets
Current Assets
Cash                                                                                         $      4,913  $  1,257,134
Accounts receivable
  Oil and gas sales - related party                                                               518,021       233,690
  Related party                                                                                   125,965       406,143
Prepaid expenses and other                                                                         68,130       105,564
                                                                                             -------------  ------------

  Total current assets                                                                            717,029     2,002,531

Non-Current Assets
Oil and gas properties, using full cost method
Properties subject to amortization                                                              9,444,540     9,444,540
Properties not subject to amortization                                                         11,871,403    10,823,688
Furniture and office equipment                                                                    521,434       485,960
Less: Accumulated depreciation, depletion, and amortization                                    (6,301,385)   (6,154,621)
                                                                                             -------------  ------------
  Net oil and gas properties, furniture and office equipment                                   15,535,992    14,599,567

Advances to operator-related party                                                                277,336       317,552
Investments-equity method                                                                          78,750        83,125
Other assets, net                                                                                 130,771       137,213
                                                                                             -------------  ------------

Total assets                                                                                 $ 16,739,878  $ 17,139,988
                                                                                             ============= =============

Liabilities and Shareholders' Equity
Current Liabilities
Accounts payable - trade                                                                        1,233,706     1,095,696
Accounts payable - related party                                                                1,740,591     1,740,591
Advances from shareholder                                                                         199,000             -
Accrued expenses                                                                                  144,010       192,675
Rights payable                                                                                  1,703,446     1,703,446
                                                                                             ------------- -------------
  Total current liabilities                                                                     5,020,753     4,732,408

Non-Current Liabilities
Asset retirement obligations                                                                       54,088        53,242
                                                                                             ------------- -------------

Total Liabilities                                                                            $  5,074,841  $  4,785,650

Shareholders' Equity
Preferred stock; $.001 par value; 10,000,000 authorized; none issued                                    -             -
Common stock; $.001 par value; 100,000,000 authorized; 62,437,704 and 62,350,806 issued and
outstanding at March 31, 2007, and December 31, 2006, respectively                                 62,437        62,351
Additional paid-in capital                                                                     24,947,657    24,453,099
Accumulated deficit                                                                           (13,345,057)  (12,161,112)
                                                                                             -------------  ------------
Total shareholders' equity                                                                     11,665,037    12,354,338
                                                                                             ------------- -------------

Total liabilities and shareholders' equity                                                   $ 16,739,878  $ 17,139,988
                                                                                             ============= =============

                       See notes to financial statements.



                              Calibre Energy, Inc.
                            Statements Of Operations
               For the Three Months Ended March 31, 2007 and 2006
                                   (Unaudited)


                                                                                              Three Months  Three Months
                                                                                                 Ended         Ended
                                                                                                March 31,     March 31,
                                                                                                  2007          2006

Revenue:
 Oil & gas sales                                                                             $    232,346  $     39,342

Expenses:
 Lease operating expense                                                                           54,700         9,296
 Severance and ad valorem taxes                                                                    17,609             -
 Depreciation, depletion and amortization                                                         146,766        14,332
 General and administrative                                                                     1,195,449       713,440
                                                                                             ------------- -------------
                                                                                                1,414,524       737,068

                                                                                             ------------- -------------
Net Income (Loss) From Operations                                                              (1,182,178)     (697,726)

 Loss from equity investment                                                                       (4,375)            -
 Interest income                                                                                    2,608        24,114

                                                                                             ------------- -------------
Net Income (Loss)                                                                            $ (1,183,945) $   (673,612)
                                                                                             ============= =============

 Earnings per share - basic and diluted                                                      $      (0.02) $      (0.01)

 Weighted average shares outstanding - basic and diluted                                       62,383,553    49,755,558

                       See notes to financial statements.


                              Calibre Energy, Inc.
                        Statement of Shareholders' Equity
                From the Three Month Period ending March 31, 2007
                                   (Unaudited)


                                                               Common Stock       Additional
                                                                                   Paid-in     Accumulated
                                                              Shares     Amount    Capital       Deficit       Total
Balance, December 31, 2006                                  62,350,806  $62,351  $24,453,099  $(12,161,112) $12,354,338

Issuance of common stock for:
- cashless exercise of warrants                                 14,974       15          (15)                         -
- exercise of warrants                                          20,000       20       14,980                     15,000
- cash                                                          51,924       51       33,699                     33,750

Warrant expense                                                      -        -      388,324                    388,324

Stock-based compensation                                             -        -       57,570                     57,570

Net loss                                                                                        (1,183,945)  (1,183,945)

                                                            ----------- -------- ------------ ------------- ------------
Balance, March 31, 2007                                     62,437,704  $62,437  $24,947,657  $(13,345,057) $11,665,037
                                                            =========== ======== ============ ============= ============

                       See notes to financial statements.

                              Calibre Energy, Inc.
                             Statement of Cash Flows
               For the Three Months Ended March 31, 2007 and 2006
                                   (Unaudited)
                                                                                               March 31     March 31
                                                                                                 2007         2006

Cash flows from operating activities
Net loss                                                                                      $(1,183,945) $  (673,612)

Adjustments to reconcile net loss to net cash used in operating activities:
     Non cash recapitalization expense                                                                  -      100,000
     Non cash warrant expense                                                                     388,324            -
     Stock based compensation                                                                      57,570       10,253
     Depreciation , depletion and amortization                                                    146,766       32,032
     Accretion of asset retirement obligation                                                         847            -
     Equity in losses of affiliates                                                                 4,375            -

     Changes in working capital components:
          (Increase) in accounts receivable                                                        (4,153)      (5,512)
          Decrease/(Increase) in other current assets                                              37,434       (2,145)
          Decrease/(Increase) in other assets                                                       6,442      (11,100)
          Increase in accounts payable                                                            138,010      397,885
           (Decrease)/Increase in accrued expense                                                 (48,667)      10,253
                                                                                              ------------ ------------
Net cash (used in) operating activities                                                          (456,997)    (141,946)
                                                                                              ------------ ------------

Cash flows from investing activities
     Additions to oil and gas properties                                                       (1,007,500)  (3,259,135)
     Additions to furniture, office equipment, other assets and leasehold improvements            (35,474)    (160,608)
     Receipts on notes receivable                                                                       -      300,000
      Disbursements on note receivable                                                                  -     (350,000)
                                                                                              ------------ ------------
Net cash (used in) investing activities                                                        (1,042,974)  (3,469,743)
                                                                                              ------------ ------------

Cash flows from financing activities
     Advances from shareholder                                                                    199,000            -
     Proceeds from sale of common stock                                                            48,750    5,814,594
                                                                                              ------------ ------------
Net cash provided by financing activities                                                         247,750    5,814,594

                                                                                              ------------ ------------
Net increase in cash                                                                          $(1,252,221) $ 2,202,905
                                                                                              ============ ============

Cash
Beginning of period                                                                             1,257,134    2,105,749
End of period                                                                                 $     4,913  $ 4,308,654

Supplemental cash flow information:
 Interest paid                                                                                          -            -
Income taxes paid                                                                                       -            -

                       See notes to financial statements.

                              CALIBRE ENERGY, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

Note 1.   Basis of Presentation

The accompanying unaudited interim financial statements of Calibre Energy, Inc. ("Calibre") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Calibre's annual report filed with the SEC on Form 10-KSB for the period ending December 31, 2006. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2006 as reported in Form 10-KSB have been omitted.

Certain reclassifications have been made to amounts in prior periods to conform with the current period presentation.

Note 2.   Organization and Business Operations

Calibre is an independent exploration and production company focused on the acquisition, exploitation, development and sale of crude oil and natural gas; in the Irbil Province of Kurdistan, Iraq; in the Barnett Shale in Texas; and the Fayetteville Shale in Arkansas. Calibre is a Nevada corporation, headquartered in Washington, DC and Houston, Texas. Calibre's predecessor company for financial reporting purposes was formed on August 17, 2005.

Calibre intends to expand and develop its exploration and production business and reserves by focusing on the exploration of the Bina Bawi Project in Kurdistan, Iraq and on its projects in the Barnett Shale. Calibre has a 10% participating interest in the Bina Bawi Exploration and Production Sharing Agreement with the Kurdish Regional Government in Kurdistan, Iraq, pursuant to a joint operating agreement with Hawler Energy, Ltd.

In October of 2005, Calibre commenced its operating activities by focusing on shale gas opportunities in the Barnett Shale and the Fayetteville Shale. Calibre initially targeted the Mississippian developments of the Barnett Shale in the Ft. Worth Basin and the Fayetteville Shale development in the Arkoma Basin. Calibre is currently participating in three projects with Kerogen Resources, Inc., a privately held exploration and production company located in Houston, Texas. The projects are the Reichmann Petroleum project, South Ft. Worth Basin project and Williston Basin project.

Calibre believes that major oil companies, in the course of exploring large tracts of international acreage, frequently choose to ignore or abandon smaller discoveries, or discoveries with special infrastructure requirements. Smaller companies, such as Calibre, without the overhead structures of these larger companies can often, through careful due diligence, planning and local intelligence, acquire and turn such discoveries into economic and profitable developments. Calibre's management has industry experience in many international producing areas and has the capability to continue to expand the scope of our activities as opportunities arise. Key elements of Calibre's ultimate success include our ability to select opportunities that will promote value creation, to form strategic alliances with influential local partners in certain prolific hydrocarbon regions, to develop our potential as an operator of our future projects, and as a non-operator to develop a close association with the operating companies for our projects and to maintain a certain degree of control over the timing, expense levels and execution of our projects.

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

Calibre's financials are based on a number of significant estimates, including oil and gas reserve quantities which are the basis for the calculation of depreciation, depletion and impairment of oil and gas properties, and timing and costs associated with its retirement obligations.

Oil and Gas Properties

Calibre follows the full cost method of accounting for oil and gas properties. Accordingly, all costs associated with acquisition, exploration, and development of oil and gas reserves, including directly related overhead costs and related asset retirement costs, are capitalized.

Under this method, all costs, including internal costs directly related to acquisition, exploration and development activities are capitalizable as oil and gas property costs. Properties not subject to amortization consist of exploration and development costs which are evaluated on a property-by-property basis. Amortization of these unproved property costs begins when the properties become proved or their values become impaired. Calibre assesses the realizability of unproved properties on at least an annual basis or when there has been an indication that impairment in value may have occurred. Impairment of unproved properties is assessed based on management's intention with regard to future exploration and development of individually significant properties and the ability of Calibre to obtain funds to finance such exploration and development. Calibre is currently participating in oil and gas exploration and development activities on onshore properties in the Fort Worth Basin, the Williston Basin and the Arkoma Basin and in an international onshore project in Irbil, Kurdistan, Iraq. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized. Calibre expects to evaluate the properties not subject to amortization by the end of 2007 or as events occur that indicate the potential for impairment. The costs not subject to amortization as of March 31, 2007 are as follows:

                                     Acquisition    Exploration     G&G                          Capitalized
           Year Incurred                 Costs         Costs       Costs     Development Costs     Interest    Total
------------------------------------------------------------------------------------------------------------------------
               2007                              -  $1,048,715            -                   -           -  $1,048,715
               2006                      4,076,347   2,269,106            -                   -           -   6,345,453
               2005                      1,042,418   1,083,130    2,352,687                   -           -   4,478,235
------------------------------------------------------------------------------------------------------------------------
               Total                    $5,118,765  $4,400,951   $2,352,687                   -           - $11,871,403

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

Investments

Investments are accounted for under the equity method in circumstances where we are deemed to exercise significant influence over the operations of the investee. Under the equity method, we recognize our share of the investee's earnings and losses in our statements of operations. Included in investments at March 31, 2007 is an equity investment of $78,750. This investment has been accounted for under the equity method.

Revenue and Cost Recognition

Calibre uses the sales method of accounting for natural gas and oil revenues. Under this method, revenues are recognized based on the actual volumes of gas and oil sold to purchasers. The volume sold may differ from the volumes to which Calibre is entitled based on our interest in the properties. Costs associated with production are expensed in the period incurred.

Note 4.   Going Concern

As shown in the accompanying financial statements, Calibre has incurred operating losses since inception and expects to continue to incur losses through 2007. At March 31, 2007, Calibre had an accumulated deficit of $13,345,057 and a working capital deficit of $4,303,724. However, of this $4,303,724 working capital deficit, $1,703,446, consisted of a non-cash liability related to a charge for a registration delay expense that will be settled in Calibre common stock. Calibre has limited financial resources until such time that Calibre is able to raise additional capital or generate positive cash flow from operations. These factors raise substantial doubt about Calibre's ability to continue as a going concern. Calibre's ability to achieve and maintain profitability and positive cash flow is dependent upon Calibre's ability to locate profitable properties, generate revenue from their planned business operations, and control exploration cost. Management plans to fund its future operations by obtaining additional financing and commencing commercial production. However, there is no assurance that Calibre will be able to obtain additional financing from investors or private lenders and, if available, such financing may not be on commercial terms acceptable to Calibre or its shareholders.

Note 5.   Reichmann Petroleum Bankruptcy

On December 8, 2006, the operator of the properties in the Barnett Shale Project, Reichmann Petroleum, filed for voluntary Chapter 11 bankruptcy protection. All development activity on this joint venture with Reichmann has ceased pending the resolution of legal claims. Calibre's interests in the Reichmann-operated properties are held through Calibre's agreement with Kerogen. As a result of the bankruptcy, Calibre's net share of working interest production is expected to be paid into a separate account under the control of the bankruptcy court. As of March 31, 2007, Calibre had an outstanding related party accounts receivable balance of $518,021 from Kerogen related to revenue from certain wells in the Reichmann project. Furthermore, as of March 31, 2007, Calibre had an outstanding joint interest payable balance of approximately $1.7 million to Kerogen for capital expenditures. As a result of the bankruptcy, related party accounts receivable may or may not be collectible. Calibre has petitioned the bankruptcy court and expects a resolution in the bankruptcy court that will permit payment of Calibre's share of working interest production. Calibre believes it will be successful in collecting its share of production revenues either in cash or in production-in-kind from Reichmann and Kerogen. Accordingly, no allowance has been made for the related party accounts receivable.

Additionally, Kerogen has petitioned the bankruptcy court to potentially continue with the development of the Reichmann leases with a new operator. Calibre believes, but cannot provide assurance, that the bankruptcy court will resolve to permit ongoing development operations on the project leases, however, the terms of the leases for the project generally require commencement of drilling operations within the primary term of each lease. If development does not proceed as a result of the Reichmann bankruptcy, those undeveloped and partially developed leases in the project will terminate and Calibre will have to impair these properties. Capital expenditures invested to date in these partially developed wells are approximately $1.3 million.

Note 6.  Related Party Transactions

Kerogen Resources

         Our President and Chairman, Mr. Prentis B. Tomlinson, Jr., owns a 8.47% (on a fully diluted basis) stake of Kerogen Resources, Inc. ("Kerogen"), a privately held oil and gas exploration company. Calibre is party to three agreements with Kerogen pursuant to which we are participating in the following projects: the Reichmann project; the South Ft. Worth Basin project; and the Williston Basin project. We made no payments to or received any funds from Kerogen during the period ending March 31, 2007 with respect to these agreements. We recorded the estimated amount of revenue due from Kerogen in respect of these agreements for the three months ended March 31, 2007.

Standard Drilling, Inc.

         On January 16, 2007, Calibre entered into a Business Opportunity Agreement with Standard Drilling, Inc. pursuant to which Calibre agreed not to acquire, invest in or operate any oil field services business. Calibre also agreed to advise Standard Drilling, Inc., of any such opportunities presented to Calibre. In exchange, Standard Drilling, Inc. agreed not to acquire, invest in or operate any exploration and production business other than what it currently holds and to advise Calibre of any exploration and production business that is presented to it.

Hawler Energy, Ltd.

         Pursuant to a Novation Agreement dated September 11, 2006, Calibre purchased for $5.5 million a 10% participating interest from Hawler in the Exploration and Production Sharing Agreement (the "EPSA") between A&T, Hawler Energy and the Oil and Gas Petrochemical Establishment of the Kurdistan Regional Government (the "OGE"), subject to final approval of OGE. The EPSA provides for the exploration and development of the Bina Bawi prospects. In connection with the agreement, Calibre paid Hawler $2.0 million on September 15, 2006 and agreed to pay an additional $1.0 million upon completion of the first well of the Bina Bawi prospect. Further, Calibre agreed to pay up to $2.5 million of Hawler's participating interests similar to a carried interest. Calibre paid Hawler Energy $910,000 during the three months ending March 31, 2007 and has paid a total of $4,356,606 since inception.

Advances from Shareholder

         On February 9, 2007, our Chairman and Chief Executive Officer, Prentis
B. Tomlinson, Jr., began advancing Calibre cash to cover general and administrative costs until additional financing could be secured. As of March 31, 2007, Mr. Tomlinson had advanced the Company $199,000, which is shown in the accompanying financial statements as Advances from Shareholder. Calibre is obligated to repay Mr. Tomlinson on demand.

Note 7.  2005 Stock Incentive Plan

         Calibre adopted the 2005 Stock Incentive Plan (the "Plan") in October 2005. Under the Plan, options may be granted to key employees and other persons who contribute to the success of Calibre. Calibre has reserved 9,000,000 shares of common stock for the Plan. Option awards are generally granted with an exercise price equal to the market price of Calibre's stock at the date of grant. During the three month period ended March 31, 2007, no options were granted or exercised.








A summary of option activity as of March 31, 2007 is presented below:

                                                                                   Weighted Average
                                                              Weighted Average         Remaining          Aggregate
                    Options                        Shares       Exercise Price     Contractual Term     Intrinsic Value
------------------------------------------------------------------------------------------------------------------------
Outstanding at January 1, 2007                    2,850,000                $0.45                   -                  -
 Granted                                                  -                    -                   -                  -
 Exercised, Forfeited, or Expired                         -                    -                   -                  -
                                                ------------------------------------------------------------------------
 Outstanding at March 31, 2007                    2,850,000                $0.45                8.74           $518,500

 Exercisable at March 31, 2007                    1,962,500                $0.13                8.59           $460,000



Note 8.   Warrants

Calibre's warrants outstanding and exercisable as of March 31, 2007 are:

                                                                                   Weighted Average
                                                                Weighted Average       Remaining     Aggregate Intrinsic
                    Warrants                       Warrants       Exercise Price   Contractual Term         Value
------------------------------------------------------------------------------------------------------------------------
Outstanding at January 1, 2007                     17,207,500               $1.26              0.73
 Issued                                             1,000,000                0.75              0.10                   -
 Exercised, Forfeited, or Expired                     (45,000)               0.75                 -                   -
                                                 -----------------------------------------------------------------------
 Outstanding at March 31, 2007                     18,162,500               $1.24              0.83

 Exercisable at March 31, 2007                     18,162,500               $1.24              0.83

During the three months ended March 31, 2007, 45,000 warrants were exercised, 25,000 on a cashless basis and 20,000 at $0.75 per share, resulting in the issuance of 34,974 shares of common stock.

On February 23, 2007, Calibre issued a total of 1,000,000 warrants, with each warrant exercisable into one share of common stock at an exercise price of $0.75 per share, in anticipation of obtaining additional financing from the parties involved in the November 2006 Private Placement. The warrants will expire two years after the date of issuance. For the three month period ended March 31, 2007, Calibre recorded general and administrative expense of $388,324 to recognize these financing costs. The fair value of each warrant issued was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield $0, expected volatility of 95.56%, risk-free interest rate of 4.7%, and expected lives of two years. The expected term of warrants granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

Note 9. Subsequent Events

Private Placement

         On April 13, 2007, Calibre completed a private placement of 8,000,000 shares of Series A Convertible Preferred Stock with BlueWater Capital Group, LLC, a private investment group controlled by Calibre's Chairman, CEO and President, Prentis B. Tomlinson, Jr., in exchange for net proceeds of $5,000,000 of which $1,000,000 has been received by Calibre and the remaining $4,000,000 has been structured as a non-interest bearing note payable to Calibre in monthly increments of $800,000 through September 2007. The Series A Convertible Preferred Stock provide for votes equal to 51% of the total votes entitled to be cast by all outstanding capital stock. After the receipt of the total proceeds, the preferred shares may be convertible, at the election of the Holder, into a fixed amount of common stock, equal to 75% of total outstanding shares then issued and outstanding at the time of conversion.

         Each holder of shares of Series A Convertible Preferred Stock shall be entitled at the election of the holder to cause any or all of such shares to be converted into shares of common stock on the basis of the Conversion Ratio then in effect, provided, however, that the conversion of the Series A Convertible Preferred Stock shall not be effective until the Articles of Incorporation of the Company have been amended to increase the number of authorized shares of common stock to at least 200,000,000 shares (the "Amendment"). Each share of Series A Convertible Preferred Stock shall be convertible into shares of common stock based on the ratio required to cause the number of shares of common stock issuable upon the conversion of 8,000,000 shares of Series A Preferred Stock to equal 75% of the number of shares of common stock then issued and outstanding after the conversion (the "Conversion Ratio").

         The Series A Convertible Preferred Stock are not entitled to receive any dividends unless dividends are declared and paid on the Company's common stock. If dividends are paid on common stock, then each holder of a share of Series A Convertible Preferred Stock shall be entitled to receive the amount of dividends such holder would have received if its shares of Series A Convertible Preferred Stock had already been converted into shares of common stock. The Series A Convertible Preferred Stock were not issued in conjunction with any warrants.

         Prior to conversion, the Series A Convertible Preferred Stock have a liquidation preference equal to $5 million. In the event of any liquidation, dissolution or winding up of Calibre, either voluntary or involuntary (a "liquidation event"), a holder of the Series A Convertible Preferred Stock shall be entitled to receive out of Calibre's assets, prior to the holders of the common stock and the holders of Preferred Stock with rights junior to the Series A Convertible Preferred Stock, for each share of Series A Convertible Preferred Stock held by such holder, $.625 per share (the "Liquidation Preference").

         The voting power of each share of Series A Convertible Preferred Stock shall be equal to the number of votes required to cause the aggregate of the votes entitled to be cast by all of the issued and outstanding Series A Convertible Preferred Stock to equal 51% of all votes entitled to be cast by all classes of stock. The Series A Convertible Preferred Stock shall be entitled to vote on any and all matters brought to a vote of holders of common stock. Holders of Series A Convertible Preferred Stock shall be entitled to notice of all shareholder meetings or written consents with respect to which they would be entitled to vote, which notice would be provided to the holders of the common stock pursuant to the Company's Bylaws and applicable statutes.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The following discussion and analysis should be read in conjunction with the unaudited financial statements and notes thereto included elsewhere in this report. The terms "Calibre Energy," "Calibre," "we," "us" and "our" refer to Calibre Energy, Inc.

Overview

         Cautionary Statement Regarding Forward-Looking Statements

         This report contains certain "forward-looking statements". Statements included in this report that are not historical facts, that address activities, events or developments that we expect or anticipate will or may occur in the future, including things such as plans for growth of the business, future capital expenditures, competitive strengths, goals, references to future goals or intentions or other such references are forward-looking statements. These statements can be identified by the use of forward-looking terminology, including "may," "believe," "expect," "anticipate," "estimate," "continue," or similar words. These statements are made by us based on our past experience and our perception of historical trends, current conditions and expected future developments as well as other considerations we believe are appropriate under the circumstances. Whether actual results and developments in the future will conform to our expectation is subject to numerous risks and uncertainties, many of which are beyond our control. Therefore, actual outcomes and results could materially differ from what is expressed, implied or forecast in these statements. Any differences could be caused by a number of factors, including, but not limited to:

         o a decline in or substantial volatility of crude oil and natural gas commodity prices;

         o the incurrence of significant costs and liabilities in the future resulting from our failure to comply with new or existing environmental regulations or an accidental release of hazardous substances into the environment;

         o        political, economic, and legal uncertainty in Iraq; and

         o other financial, operational and legal risks and uncertainties detailed from time to time in our Securities and Exchange Commission filings.

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

Plan of Operation

         We are an independent exploration and production company focused on the acquisition, exploitation, development and sale of crude oil and natural gas in Irbil Province of Kurdistan, Iraq; in the Barnett Shale in Texas; and the Fayetteville Shale in Arkansas. We are a Nevada corporation, headquartered in Washington, DC and Houston, Texas. Our predecessor company for financial reporting purposes was formed on August 17, 2005.

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

Results of Operations for Three Month Period Ended March 31, 2007


Oil and Gas Revenues.

         For the three months ended March 31, 2007, our oil and gas net sales were $232,346 versus $39,342 for the three months ended March 31, 2006. Oil and gas revenues are derived from our proportionate share of working interests in oil and gas properties.

         On December 8, 2006, the operator of the properties in the Barnett Shale Project, Reichmann Petroleum, filed for voluntary Chapter 11 bankruptcy protection. All development activity on this joint venture with Reichmann has ceased pending the resolution of legal claims. Calibre's interests in the Reichmann-operated properties are held through Calibre's agreement with Kerogen. As a result of the bankruptcy, Calibre's net share of working interest production is expected to be paid into a separate account under the control of the bankruptcy court. As a result of the bankruptcy, receivable revenue may or may not be collectible. Calibre has petitioned the bankruptcy court and expects a resolution in the bankruptcy court that will permit payment of Calibre's share of working interest production. Calibre believes it will be successful in collecting its share of production revenues either in cash or in production-in-kind from Reichmann and Kerogen. Accordingly, no allowance has been made for the receivable.

General and Administrative Expenses.

         For the three months ended March 31, 2007, general and administrative expenses totaled $1,195,449 versus $713,440 for the three months ended March 31, 2006. A total of $546,184, which includes $388,324 of warrant expense, was for costs associated with our general and administrative expenses, versus $211,866 in the prior period, $318,133 was for professional fees principally associated with public company costs versus $246,568 in the prior period, and $331,132 was for compensation expense versus $255,006 in the prior period.

Net Loss.

          For the three months ended March 31, 2007, we had a net loss of $1,183,945 versus a net loss of $673,612 for the three months ended March 31, 2006. The net loss is primarily attributable to minimal operating revenues to support general and administrative costs until such time as we achieve more substantial operating results from our drilling program.

Liquidity and Capital Resources.

         As of May 10, 2007, we had approximately $1,565 in cash, and expect to realize an additional $4,000,000 in equity proceeds from the April 13, 2007 placement of our Series A Preferred Convertible Stock with BlueWater Capital Group, LLC a private investment group controlled by our Chairman and Chief Executive Officer, Prentis B. Tomlinson, Jr . We anticipate that the proceeds from the Series A Preferred will be sufficient to cover our planned capital and operating expense budget for the remainder of 2007.

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

         As of March 31, 2007, we had cash of $4,913 and negative working capital of $4,303,724, of which $1,703,446 is for a non-cash registration penalty to certain shareholders arising from the inability to obtain an effective registration.

         On April 13, 2007, Calibre completed a private placement of 8,000,000 shares of Series A Convertible Preferred Stock with BlueWater Capital Group, LLC, a private investment group controlled Calibre's our Chairman, CEO and President, Prentis B. Tomlinson, Jr., in exchange for net proceeds of $5,000,000 of which $1,000,000 has been received by Calibre and the remaining $4,000,000 has been structured as a non interest bearing note payable to Calibre in monthly increments of $800,000 over the next 5 months. The Series A Preferred provides for votes equal to 51% of the total votes entitled to be cast by all outstanding capital stock. After the receipt of the total proceeds, the preferred shares may be convertible, at the election of the Holder, into a fixed amount of common stock, equal to 75% of total outstanding shares of common stock at the time of conversion.

         Each holder of shares of Series A Convertible Preferred Stock shall be entitled at the election of the holder to cause any or all of such shares to be converted into shares of Common Stock on the basis of the Conversion Ratio then in effect, provided, however, that the conversion of the Series A Convertible Preferred Stock shall not be effective until the Articles of Incorporation of the Company have been amended to increase the number of authorized shares of Common Stock to at least 200,000,000 shares (the "Amendment"). Each share of Series A Convertible Preferred Stock shall be convertible into shares of Common Stock based on the ratio required to cause the number of shares of Common Stock issuable upon the conversion of 8,000,000 shares of Series A Preferred Stock to equal 75% of the number of shares of Common Stock then issued and outstanding after the conversion (the "Conversion Ratio").

         The Series A Preferred are not entitled to receive any dividends unless dividends are declared and paid on the Company's Common Stock. If we pay dividends on our Common Stock, then each holder of a share of Series A Convertible Preferred Stock shall be entitled to receive the amount of dividends such holder would have received if its shares of Series A Convertible Preferred Stock had already been converted into shares of Common Stock. The Series A Preferred were not issued in conjunction with any warrants.

         Prior to conversion, the Series A Preferred has a liquidation preference equal to $5 million. In the event of any liquidation, dissolution or winding up of Calibre, either voluntary or involuntary (a "liquidation event"), a holder of the Series A Convertible Preferred Stock shall be entitled to receive out of Calibre's assets, prior to the holders of the Common Stock and the holders of Preferred Stock with rights junior to the Series A Preferred, for each share of Series A Convertible Preferred Stock held by such holder, $0.625 per share (the "Liquidation Preference").

         The voting power of each share of Series A Convertible Preferred Stock shall be equal to the number of votes required to cause the aggregate of the votes entitled to be cast by all of the issued and outstanding Series A Convertible Preferred Stock to equal 51% of all votes entitled to be cast by all classes of stock. The Series A Convertible Preferred Stock shall be entitled to vote on any and all matters brought to a vote of holders of common stock. Holders of Series A Convertible Preferred Stock shall be entitled to notice of all shareholder meetings or written consents with respect to which they would be entitled to vote, which notice would be provided to the holders of the common stock pursuant to the Company's Bylaws and applicable statutes.


Cash flow from operating activities

         For the three month period ended March 31, 2007, net cash used in operating activities was $456,997, primarily attributed to a net loss of $1,183,945 in the period,versus net cash used in operating activities of a $141,946 in the three month period ended March 31, 2006.

Cash flow from investing activities

         For the three month period ended March 31, 2007, net cash used in investing activities was $1,042,974, primarily attributed to our investment in the Bina Bawi project, versus net cash used in investing activities of a $3,469,743 for the three month period ended March 31, 2006.

Cash flow from financing activities

         For the three month period ended March 31, 2007, net cash flows from financing activities was an advance from a shareholder for $199,000 and proceeds from new equity of $48,750 versus net cash flows from financing activities of a $5,814,594 for the three month period ended March 31, 2006.

Hedging

         We did not hedge any of our oil or natural gas production during 2006 and have not entered into any such hedges from January 1, 2007 through the date of this filing.

Contractual Commitments - March 31, 2007

                                                                               Payments Due By Period
                                                             Less Than                          More than 3
                                                               1 Year       Year 2    Year  3       Years       Total
Obligations                                                   $212,842     $184,675  $108,261      $176,342    $682,120
Drilling Well in Progress                                      584,258    2,494,258         -             -   3,078,516
                                                            ------------------------------------------------------------
Total                                                         $797,100   $2,678,933  $108,261      $176,342  $3,760,636
                                                            ============================================================

         All of our drilling well obligations are associated with the Bina Bawi Project.

         As of March 31, 2007, we had no long-term debt obligations, capital lease obligations or purchase obligations We have asset retirement obligations of $54,088.

Off-Balance Sheet Arrangements

         As of March 31, 2007, we had no off-balance sheet arrangements.

Related Party Transactions

         Our President and Chairman, Mr. Prentis B. Tomlinson, Jr., owns a 8.47% (on a fully diluted basis) stake of Kerogen Resources, Inc. ("Kerogen"), a privately held oil and gas exploration company. Calibre is party to three agreements with Kerogen pursuant to which we are participating in the following projects: the Reichmann project; the South Ft. Worth Basin project; and the Williston Basin project. We made no payments to or received any funds from Kerogen during the period ending March 31, 2007 with respect to these agreements. We recorded the estimated amount of revenue due from Kerogen in respect of these agreements for the three months ended March 31, 2007.

         Pursuant to a Novation Agreement dated September 11, 2006, Calibre purchased for $5.5 million a 10% participating interest from Hawler in the Exploration and Production Sharing Agreement (the "EPSA") between A&T, Hawler Energy and the Oil and Gas Petrochemical Establishment of the Kurdistan Regional Government (the "OGE"), subject to final approval of OGE. The EPSA provides for the exploration and development of the Bina Bawi prospects. In connection with the agreement, Calibre paid Hawler $2.0 million on September 15, 2006 and agreed to pay an additional $1.0 million upon completion of the first well of the Bina Bawi prospect. Further, Calibre agreed to pay up to $2.5 million of Hawler's participating interests similar to a carried interest. Calibre paid Hawler Energy $910,000 during the three months ending March 31, 2007 and has paid a total of $4,356,606 since inception.

         We share facilities and certain overhead costs with Standard Drilling in Washington D.C. We have entered into a service agreement by which Standard Drilling will pay us for office space and supplies, use of office equipment, secretarial services and any other services we provide to them in sharing the Washington D.C. office space. Standard Drilling reimburses us for 50% of the costs of the health insurance provided to officers who are employed by both companies. The average payment by Standard Drilling to Calibre under the services agreement is $70,000 per quarter for 2006 and will be reviewed for any potential adjustment in January 2007. The services agreement may be terminated by either party on 30 days notice.

         Potomac Energy, LLC ("Potomac") is a joint venture entity formed by Standard Drilling and us to acquire software licenses and data sufficient to build and maintain a land title database that will cover a portion of the Ft. Worth Basin in north central Texas. We and Standard Drilling each own 50% of Potomac and each contributed $87,500 to Potomac. We and Standard Drilling will share 50/50 in all costs of Potomac. Each of us will have access to the Potomac database. In addition, we will each have a right to participate in 50% of any prospect generated by the database. Potomac had no activities in the period ended March 31, 2007. Potomac is governed by a two person board comprised of one representative of Standard Drilling and one of our representatives. William B. Nunnallee, our Vice President of Land, serves as an officer and director of Potomac.

         On February 9, 2007, our Chairman and Chief Executive Officer, Prentis
B. Tomlinson, Jr., began advancing the Company sums to cover general and administrative costs until additional financing could be secured, under a note receivable. As of March 31, 2007, Mr. Tomlinson had advanced the Company $199,000, which is shown in the balance sheet in the accompanying financial statements as Advances from Shareholders. Calibre is obligated to repay Mr. Tomlinson on demand.

         We believe all of the transactions with related parties have been on terms no less favorable to us than those terms which may have been obtained from unrelated third parties.

Critical Accounting Policies

         Our discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our most significant judgments and estimates used in preparation of our financial statements.

Item 3. Controls and Procedures.

         Our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of March 31, 2007. Based on this evaluation, our Chief Executive Officer and Interim Chief Financial Officer, Prentis B. Tomlinson, Jr., and has concluded that, as of March 31, 2007, our disclosure controls and procedures were not effective. Our conclusion was based on (1) our lack of systematic accounting and disclosure procedures, (2) the initial stages of the development of our IT systems, (3) the hiring and development of new personnel and (4) the number of adjustments identified by our independent auditors during the course of their review. We attribute all of the identified weaknesses to the formative stage of our organizational development. We currently lack the personnel resources to ensure that our disclosure controls and procedures are adequate. We are addressing the procedural and control issues by adding more formalized accounting procedures and IT systems to maintain and monitor our oil and gas properties and reserves.

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

         There were no significant changes in our internal control over financial reporting during the quarter ended March 31, 2007 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

         Our management is not aware of any significant litigation, pending or threatened, that would have a significant adverse effect on our financial position or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

         Recent Sales of Unregistered Securities. Set forth below is certain information concerning all issuances of securities by the Company during the fiscal quarter ended March 31, 2007 that were not registered under the Securities Act.

         In January of 2007, Calibre issued 34,974 shares of common stock in exchange for the exercise of 45,000 warrants; 25,000 were exercised on a cashless basis and 20,000 were exercised at $0.75 per share. In March of 2007, Calibre issued 51,924 shares of common stock pursuant to a Private Placement.

         On February 23, 2007, Calibre issued a total of 1,000,000 warrants at an exercise price of $0.75 in anticipation of obtaining additional financing from the parties involved in the November 2006 Private Placement. The warrants will expire two years after the date of issuance.

         On April 13, 2007, we completed a private placement of 8,000,000 shares of Series A Convertible Preferred Stock with BlueWater Capital Group, LLC, a private investment group controlled by our Chairman, CEO and President, Prentis
B. Tomlinson, Jr., in exchange for net proceeds of $5,000,000 of which $1,000,000 has been received by Calibre and the remaining $4,000,000 has been structured as a non interest bearing note payable to Calibre in monthly increments of $800,000 over the next 5 months. The Series A Convertible Preferred Stock has that number of votes equal to 51% of the total votes entitled to be cast by all outstanding capital stock. After the receipt of the total proceeds, the preferred shares may be convertible, at the election of the Holder, into a fixed amount of common stock, equal to 75% of total outstanding shares of common stock after the time of conversion.

Item 3. Defaults upon Senior Securities.

         None.

Item 4. Submission of Matters to a Vote of Security Holders.
         None.

Item 5. Other Information.

         None. Item 6. Exhibits.

Exhibit 31.1*         Chief Executive Officer and Chief Financial
                      Officer Certification Pursuant to Section 13a-14 of the Securities Exchange Act

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

                              CALIBRE ENERGY, INC.
                                   Registrant




              Dated: May 21, 2007 By: S/ Prentis B. Tomlinson, Jr.
                            Prentis B. Tomlinson, Jr.
    Chairman and Chief Executive Officer and Interim Chief Financial Officer

                                INDEX TO EXHIBITS

                                       OF

                              CALIBRE ENERGY, INC.



Exhibit 31.1 *                 Chief Executive Officer and Chief Financial
                               Officer Certification Pursuant to Section 13a-14 of the Securities Exchange Act

Exhibit 32.1 *                 Certification Pursuant to 18 U.S.C. Section 1350,
                               as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         *Filed herewith